Form 10-K
period 1994-01-02
GENICOM CORP
filed 1994-03-31
CIK 766738

FORM 10-K
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended January 2, 1994
                               OR
[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934    [NO FEE REQUIRED]

For the transition period from            to

                  Commission File No.: 0-14685

                       GENICOM CORPORATION
     (Exact name of registrant as specified in its charter)

           DELAWARE                         51-0271821
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)          Identification No.)

 14800 Conference Center Drive
    Suite 400, Westfields,
      Chantilly, Virginia                   22021-3806
(Address of principal executive             (Zip Code)
           offices)

    Registrant's telephone number, including area code: (703)
                            802-9200

Securities registered pursuant to Section 12(b) of the Act:  None
   Securities registered pursuant to Section 12(g) of the Act:
                  Common stock, $.01 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes x No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ___

      As of February 4, 1994, there were 10,621,699 shares of Common Stock of the Registrant outstanding. The aggregate market value of the shares of Common Stock held by non-affiliates (without admitting that any person whose shares are not included in determining such value is an affiliate) was approximately $4,596,286 based upon the closing price of the shares in the NASDAQ over-the-counter market on February 4, 1994.

               DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's Annual Report to Stockholders for Fiscal Year Ended January 2, 1994: Parts I and II. Portions of the Registrant's definitive proxy statement with respect to the Annual Meeting of Stockholders to be held on April 27, 1994:
Part III



         GENICOM Corporation and Subsidiaries
                    Form 10-K Index

                        PART I

Item 1.   Business                                          3
Item 2.   Properties                                        10
Item 3.   Legal Proceedings                                 10
Item 4.   Submission  of  Matters to  a  Vote  of  Security 11
          Holders

Executive Officers of the Registrant.                       12


PART II


Item 5.   Market  for  the  Registrant's Common  Stock  and
          Related
            Stockholder Matters                             13
Item 6.   Selected Financial Data                           13
Item 7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations              13
Item 8.   Financial Statements and Supplementary Data       13
Item 9.   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure              13


PART III


Item 10.  Directors   and   Executive   Officers   of   the 14
          Registrant
Item 11.  Executive Compensation                            14
Item 12.  Security  Ownership of Certain Beneficial  Owners 14
          and Management
Item 13.  Certain Relationships and Related Transactions    14


PART IV

Item 14.  Exhibits,   Financial  Statement  Schedules   and
          Reports
           on Form 8-K                                      14
Signatur                                                    18
es
Index to Financial Statements and Schedules                      F-1

Index to Exhibits                                                E-1

         GENICOM Corporation and Subsidiaries

                        PART I

Item 1. BUSINESS

GENICOM   Corporation  ("GENICOM"  or  the   "Company")
designs,  manufactures, and markets  a  wide  range  of
computer  printer  technologies  for  general   purpose
applications. In addition, the Company derives revenue from customer service related activities, including maintenance, leasing and the sale of accessories, spare parts, ribbons and supplies. GENICOM is also a leading manufacturer of a line of hermetically sealed relays, which are electromechanical devices used primarily as remote switches.

                   Printer Products

The   Company  offers  a  wide  range  of  serial  (one
character  at  a time), line (one or more  lines  at  a
time)  and  page  (one page at a time)  printers,  with
performance features and prices suitable for  a  varied
range  of  printing applications.  Besides  offering  a
wide  range of technologies and print speeds, GENICOM's
printers  offer multiple combinations of features  that
make  them  suitable  for  varied  applications.   Such
features  include  multiple copy  and  extensive  paper
handling  capabilities, multiple type  styles  (fonts),
color  printing and bar codes.  GENICOM's printers  are
used   with  desktop  workstations  and  with   various
networks  and stand alone configurations in conjunction
with  micro, mini, super-mini and mainframe  computers.
GENICOM  also  manufactures and sells spare  parts  and
supplies.   In  1993,  sales of  printers  and  related
products  accounted for 72.3% of GENICOM's revenues  as
compared to 72.0% for 1992 and 74.2% for 1991.  Printer
revenues,  as  a  percentage of  total  revenues,  were
46.3%,  45.1%  and  49.0%  in  1993,  1992  and   1991,
respectively.   Spares revenues,  as  a  percentage  of
total revenues, were 7.1%, 9.6% and 10.3% in 1993, 1992
and  1991,  respectively.   Supplies  revenues,  as   a
percentage of total revenues, were 19.4%, 17.4% and 15.0% in 1993, 1992 and 1991, respectively.

Prior  to  1993,  the  Company's printer  business  had
experienced revenue declines due to the maturing of the
Company's product line along with the adverse impact of
the  worldwide  recessionary  economy.   In  1993,  the
Company's  printer revenues increased over 1992,  as  a
result  of  the  growth  in the Company's  Applications
Solutions  business using nonimpact (laser) technology.
This  was  offset by declines in mature impact  printer
products   and  reduced  sales  to  Original  Equipment
Manufacturer ("OEM") customers as businesses  curtailed
capital    spending   in   a   recessionary    economic
environment.   The  Company expects revenues  from  its
Applications   Solutions   business   using   nonimpact
technology to continue to grow in 1994 and offset declines in other printer product lines.

The Company's spares business has experienced revenue declines due to new product designs that have increased reliability and resulted in fewer replaceable parts and to declines in sales of mature serial matrix and band line printers requiring such spare parts. The Company expects that spares revenues will continue to decline.

The Company's supplies business has experienced revenue
growth  as a result of increased market share  achieved
by   increasing   the  number  of  product   offerings,
including   laser  printing  supplies,  and  aggressive
marketing in established markets. The Company expects supplies revenue will continue to grow.

The  Company experiences lower sales each year  in  its
third quarter due to European holidays and the two week
vacation   shutdown  of  the  Company's   manufacturing
facilities. See "Management's Discussion and Analysis of Results of Operations and Financial Condition", for further analysis of product revenue trends.

The following table sets forth a summary of certain performance features of GENICOM's principal printer products. Manufacturer's List Price Range is as of January 1994. Sales price may vary depending on features installed, customization, discounts and other factors.





The following table sets forth a summary of certain performance features of GENICOM's principal printer products.  Manufacturer's
List Price Range is as of January 1994.  Sales price may vary                 depending on
features installed, customer specialization and other factors.
             Year
            Volume                                                           Manufacture
                                                                                 r's
 Printer   Shipment                 Draft                                     Suggested
               s
Product   Began (1)   Technology   Print        Features         Options     List Price
Family                   Type      Speed                                        Range
          <          <             <           <                   <                <
          C          C            C          C                  C               C
          >          >            >          >                  >               >
Geniprint 1990         9 or 24     240 to     speed and          RS-232C 25-pin  $ 540 - $
Series                wire        300 cps    versatile paper    serial          716
                     serial                handling for PC-   interface
                     matrix                based
                                          environments,
                                          wide and narrow
                                          carriage

1000       1986        24 wire     100 to     speed and          color printing, $ 1,495 - $
Series                serial      360 cps    versatile paper    additional      1,984
                     matrix                handling for       fonts, buffer
                                          office             expansion and
                                          environments       paper handling,
                                                            auto sheet
                                                            feeder

2000       1980        9 wire      60 to 150  teleprinters for   paper handling  $ 2,906 - $
Series                serial      cps        desktop            options,        3,008
                     matrix                applications       current
                                                            interface and
                                                            pedestal

3000       1983        9 or 18     240 to     wide range of      additional      $ 2,079 - $
Series                wire        400 cps    models for         fonts, graphic  3,130
                     parallel              different          buffer
                     or                    environments,      expansion,
                     staggered             color and bar      paper handling
                     serial                codes              options
                     matrix
3800       1989        18 wire     600 cps      high-speed,       additional      $ 2,325 - $
Series                parallel               network printer,  fonts, oversize 2,595
                     serial                 advanced paper    characters and
                     matrix                 handling and      DEC LA210
                                           single/dual       pedestal and
                                           path, postnet     paper handling
                                           and bar codes     options

3900       1990        18 wire     600 cps      designed for      additional      $ 3,995
Series                parallel               attachment to     fonts, pedestal
                     serial                 IBM 3270          and paper
                     matrix                 controllers       handling
                                           (coax) and IBM    options
                                           Systems 3X or
                                           AS/400 (twinax),
                                           high-speed,
                                           advanced paper
                                           handling and bar
                                           codes


4000       1986        shuttle     400 to     heavy-duty cycle,  additional      $ 6,195 - $
Series                matrix      1400 lpm   maintenance free   fonts and paper 15,725
                     line                  features,          motion detector
                     printer               advanced paper
                                          handling,
                                          graphics and bar

                       band line   800 to     fully-formed       special         $ 8,685 - $
                     printers    1200 lpm   letter quality     character bands 11,990
                                          print, rugged
                                          band printer
                                          features and
                                          postnet

4500       1986        shuttle     1200 to    designed for       additional       $ 7,790 - $
Series                matrix      1400 lpm   attachment to IBM  fonts            16,620
                     line                  3270 controllers
                     printer               (coax), IBM
                                          Systems 3X or
                                          AS/400 (twinax)
                                          and bar codes

7000       1992        page        4 to 17    desktop, network   interconnection $ 995 - $
Series                printers    ppm and    and multiuser      with            3,997
                     (laser)     thermal    environments,      Geniscript,(Pos
                     and         transfer   high resolution,   tscript
                     thermal     printer    multiple resident  language
                     transfer    at 2.5     fonts, PCL5        compatible
                     printer     min per    compatible,        interpreter),
                                page       supports various   multipurpose
                                          paper sizes        feeder,
                                          including large    versatile
                                          format printing    input/output
                                          up to 11" x 17"    paper handlings
                                                            devices and
                                                            duplexing

The following are trademarks or registered trademarks of their respective companies: DEC of Digital Equipment Corporation;
Geniscript of GENICOM Corporation; IBM of International Business
Machines Corporation; PCL 5 of Hewlett-Packard Company; Postscript of Adobe Systems, Inc

Definitions: cps-characters per second, lpm-lines per minute, ppm-pages per minute

(1) Represents the first year that the Printer Product Family had volume shipments. GENICOM continues to introduce new models within most Printer Product Families
                                              , , , , , , , , , , , ,








                             Page 18



                  Sales, Marketing and Service

Sales and Marketing

GENICOM markets its products and services through several domestic and international channels. GENICOM's distribution channels consist of (1) national and regional distributors who sell to value added resellers ("VAR's") and dealers and end users, and (2) a direct sales force which sells to OEM's, end users and value added resellers and dealers. In 1993, GENICOM incurred restructuring charges, in part, to reorganize sales and marketing operations. The new sales and marketing organization places more emphasis on large end users, distribution channels and the newly created Applications Solutions business unit. The Applications Solutions business unit focuses on delivering value add applications to all channels.

Most printers are available in several standard models, enabling distributors to serve a wide range of customer requirements. A combination of accessories satisfies various printing applications. In addition, standard models are customized for OEM's using GENICOM's manufacturing and engineering design capabilities. No customer accounted for more than 10% of GENICOM's total sales in 1993.

GENICOM maintains international sales and marketing subsidiaries in Australia, Canada, France, Germany, Italy and the United Kingdom. These subsidiaries offer GENICOM products and services to distributors, small OEM's, system houses, VAR's and retail dealers in over 66 countries in primarily local currencies. See "Business Segment and Geographic Information."

Service

GENICOM performs a wide range of service solutions related activities through its Enterprising Solutions Service business unit ("ESSD"). These service solutions activities include field service support, depot equipment repair, express parts and professional services and are provided to customers of GENICOM manufactured and distributed products as well as products manufactured by others--multivendor services. In addition to the growing third-party service business, ESSD revenues are generated from on-site maintenance, depot equipment repair, warranty administration, printed circuit board exchange, technical support and service training.

The Company's strategy is to continue to increase its share in this growing third-party service business -- multivendor services. In 1993, GENICOM announced the formation of ESSD. This new business unit will provide service solutions to address customer needs and applications through GENICOM's worldwide service operations. Concurrently, the Waynesboro, Virginia facility shifted its principal mission from a traditional
manufacturing  site  to  a  center  of  competency  for   service
operations.

GENICOM also provides its Canadian and European customers parts and services through the Company's international subsidiaries. GENICOM services its Latin American, Middle East, African and Pacific Rim customers through authorized distributors of GENICOM products. ESSD revenues, as a percentage of total revenues, were 20.5%, 20.2% and 18.2% in 1993, 1992 and 1991, respectively.


                           Competition

GENICOM's printer products compete in markets characterized by rapid technological change and strong competition. The Company competes primarily in the medium and high-performance segments of the printer market where users require reliable printers principally for word processing, shared network printing, graphics, bar codes and other business applications. The Company competes against many well-established companies, some with financial, technical and operating resources greater than GENICOM. Such competitors include large computer system manufacturers that produce printers for their own product lines and, in certain cases, for sale to other suppliers or end users. In addition, there are a number of independent printer manufacturers producing printers that compete with those offered by GENICOM.

Competitive factors within the printer market include price, performance, reliability, cost of ownership, versatility, ease of maintenance, applications solutions support, after-sales service and support and marketing channels. As the computer industry continues to move toward product standardization and relies less on proprietary designs, GENICOM's challenge is to continue to provide product differentiation based on these competitive factors. The Company believes that its ability to maintain a competitive market position depends on the following:
development of applications solutions to customer needs, continued growth of nonimpact printer technologies, sustained migration to shared printing environments, effective channels to market, continued enhancement of the Company's product line and improvements in the Company's productivity. In order to enhance its competitive position in the nonimpact market, the Company formed the Application Solutions business unit in the third quarter of 1993. The Company expects this action to generate high quality customer support and value add applications technology in all of its channels to market. See "Management's Discussion and Analysis of Results of Operations and Financial Condition."

The Company believes the printer market as a whole will continue unit shipment growth and to a lesser extent revenue growth through 1997. This growth is attributable to the growth in the nonimpact printer market segment partially offset by the contraction of the impact printer market segment. This market trend should result in nonimpact printer technologies' dominance by 1996, when it is expected to constitute 75.0% of the printer units shipped. Nevertheless, impact printers currently play a significant role in the printer industry. The serial dot matrix market reached record sales in 1992. Although shipments of these printers are expected to decline an average of 15.0% per year through 1996, they accounted for 54.0% of all printers shipped in 1992. Line printer shipments overall are predicted to decline an average of 9.0% per year through 1996. However, the high speed segments of the serial dot matrix and line printers markets are expected to remain steady. The Company is a leader and earns a significant portion of its printer revenues in these high performance impact printer markets, offering high-speed, high performance serial matrix and shuttle matrix line printers. Such printers continue to meet customer application needs not yet satisfied by nonimpact technologies, in such areas as multipart forms, high-volume reliability and low cost of ownership.

The Company's nonimpact printer strategy is to compete in the shared or network printer market segment which is anticipated to experience compounded annual growth rate of over 36.0% for unit shipments through 1996. Functionality, paper handling capabilities, applications solutions support and after sales service and support enhance the competitiveness of the Company's product introductions.

The Company improved its competitive position in 1993 by continuing to realign its product mix with the growing nonimpact printer market. This shift in product mix included the introduction of an affordable, high quality color wax thermal printer and a feature rich laser printer for small workgroups or desktop printing solutions. The Company has been able to increase its nonimpact offerings by sourcing products from OEM's, however, this has resulted in lower margins than those realized from selling sourced print engines combined with the Company's own controller units.

Rastek Corporation provides GENICOM's Applications Solutions business with engineering and product development services
including   expertise  in  raster  imaging,  a  widely   employed
technology used in translation and creation of images for nonimpact printing and other applications. The Company believes that Rastek's product development expertise will continue to be a factor in the Company's efforts to introduce successful nonimpact printer products.


                         Relay Products

GENICOM offers a line of relays that are used primarily in signal switching applications requiring high functional reliability and product quality. Relay revenues, as a percentage of total revenues, were 6.8%, 7.8% and 7.6% in 1993, 1992 and 1991, respectively.

GENICOM sells relay products primarily for aerospace and defense applications, automatic test equipment applications and, to a lesser extent, communication, industrial control and transportation control applications. GENICOM believes that its certified and proprietary designs should enable it to continue to participate in future major space and weapons programs, however, relay revenues have declined since 1990 due to decreased spending by defense contractors. There are relatively few competitors in the relay market that GENICOM serves. See "Management's Discussion and Analysis of Results of Operations and Financial Condition."


                 Manufacturing and Depot Repair

GENICOM conducts its manufacturing and assembly operations at its facilities in Waynesboro, Virginia and Reynosa, Mexico. The Waynesboro facility produces relays, assembles shuttle matrix printers and is the Company's primary depot repair center. The Reynosa facility assembles certain mature printer product lines and produces printed circuit boards, high-speed matrix printheads, ribbon cartridges and a variety of conventional electromechanical assemblies. The Company utilizes third party manufacturers located in the Repulic of India and Freemont, California to produce company designed products.

As a result of manufacturing processes, the Company generates and manages hazardous wastes at its facilities. The Company does not believe that compliance with Federal, State and local regulations will have a material effect on its capital expenditures, financial condition or results of operations. See "Legal Proceedings."


                      Customer Arrangements

The major portion of GENICOM's sales of printers and relays is made pursuant to purchase agreements, blanket purchase orders and similar arrangements whereby products are deliverable only after the customer issues a purchase order, release or schedule covering specific numbers of units and specifying firm delivery dates. These arrangements are generally from one to three years in duration. GENICOM's agreements with larger OEM's for printer sales generally require the customer to provide GENICOM with continuously updated forecasts of its requirements and to issue firm orders for deliveries for up to a six-month period. GENICOM's agreements with its distributors provide that if GENICOM decreases its prices, the distributor will receive the benefit of such price decrease for products then held in inventory by the distributor.

The Company's order backlog at January 2, 1994, was approximately $34.1 million, compared with approximately $40.0 million at January 3, 1993. GENICOM's reportable backlog includes all orders associated with relays, service and those orders for printers, spare parts and supplies for which a delivery date within approximately six months has been specified by the customer. The Company expects to ship substantially all orders in reported backlog within fiscal year 1994. See "Management's Discussion and Analysis of Results of Operations and Financial Condition."

GENICOM's  working  capital practices  are  consistent  with  the working capital practices of the printer industry. GENICOM's customer payment terms generally require invoices to be paid within thirty days of the date of issue. To support its ESSD business and spare parts business, the Company is required to carry significant inventories of spare parts, which were approximately $14.4 million and $15.7 million at January 2, 1994 and January 3, 1993, respectively.


          Engineering, Research and Product Development

GENICOM incurs engineering, research and product development costs for the following purposes: development of new products; applications solutions development; modification, enhancement and achievement of cost reductions for existing product lines; customization of products for OEM's; market research; and development of process inspection criteria to ensure new products are built to specification. GENICOM's expenditures for engineering, research and product development were $9.3 million, $10.6 million and $8.2 million in 1993, 1992 and 1991, respectively. In 1993, 1992 and 1991 the Company expended 4.2%, 4.7% and 3.8% of consolidated revenues, respectively, in engineering research and product development.

GENICOM maintains extensive in-house capabilities and facilities available to support its engineering and design activities. The Company also engages a number of highly specialized independent firms to supplement its own engineering capabilities and to design certain software and components for its products.


                       Proprietary Rights

GENICOM  relies  on patent, copyright and trade  secret  laws  to protect its proprietary technology and rights. GENICOM obtained certain patents, licenses and cross-licenses when it acquired the Data Communication Products Business Departmen
t  from General Electric Company (collectively "G.E.") in  1983 and when
it acquired the Printer related assets of Ekco Group, Inc. (formerly Centronics Data Computer Corporation, "Centronics") in 1987. GENICOM continues to patent certain developments, holds certain patents pending and retains numerous patents expiring at various times between 1993 and 2009. In addition, the Company has a cross-licensing agreement with IBM that expires 17 years after the date of issue of certain patents pending prior to January 1, 1991.

"GENICOM" and certain other marks used in connection with the sale of the Company's products are registered trademarks of GENICOM in the United States and, in some cases, certain foreign countries. Under United States law, a registered trademark remains valid for 20 years if affirmed at the end of the sixth year. There is no limit to the number of times the registration may be renewed for additional 20-year periods.

GENICOM's wholly owned subsidiary, Rastek Corporation, specializes in raster imaging technology and has numerous related patents and trademarks such as "Rastek," "MIRROR_5," and "RASTOS." The combined technologies of MIRROR_5, an HP Laserjetr III emulation software package; RASTOS, a printer operating system; and GENICOM's GeniScriptr, a PostScriptr compatible interpreter, will assist in GENICOM's continued penetration into the nonimpact market in 1994.

In  connection with the acquisition of the printer-related assets of  Centronics,  GENICOM  acquired a  license  to  use  the  name
"Centronics" as a trademark, tradename and service name.
______________

HP Laserjet is a registered trademark of Hewlett-Packard Company.


                            Suppliers

GENICOM   currently  purchases  raw  materials,  components   and
printers  from  various  domestic as well as  foreign  suppliers.
GENICOM utilizes supply agreements and other arrangements whereby volume discounts can be obtained.

GENICOM purchases certain products -- printers, options, supplies and component parts, including print engines, from sole suppliers who have developed proprietary processes that the Company incorporates into its products. The Company purchases all of its print engines for laser printers from third-party foreign manufacturers. In the event that those suppliers were unable or unwilling to supply these products, the Company believes it could establish alternate sources for these products or similar products. The time required to establish an alternate source could disrupt the manufacture or distribution of these products, thus causing delays that could adversely affect revenues. Currently, the Company considers its relationships with these vendors to be good and does not anticipate any disruption in the supply of these products.

For other purchases the Company utilizes multiple suppliers, thus it is unlikely that the loss of any one supplier would have a material impact upon the manufacture or assembly of certain printer or relay products.

No supplier accounted for a significant portion of GENICOM's total 1993 purchases. In 1992, GENICOM procured 16% of its total purchases from Toshiba Corporation ("Toshiba") which supplies the Company with certain nonimpact printer products. No other supplier accounted for a significant portion of GENICOM's total 1992 purchases.


                            Employees

As  of January 2, 1994, the Company and its subsidiaries employed
2,147  employees.   The Company believes its relations  with  its
employees are satisfactory.

The Company's production and maintenance employees at its Waynesboro facility are represented by the United Electrical, Radio and Machine Workers of America Local 124 (the "Union"), under a collective bargaining agreement which expires in July 1994. The Company beleives it will obtain a satisfactory agreement with the Union.


           Business Segment and Geographic Information

Operation of the Company's subsidiaries in Australia, Canada, Europe and Mexico is subject to risks associated with political and economic developments in such countries, such as tariffs imposed to discourage imports, varying product standards and specifications, and value added and excise taxes. In addition, GENICOM is exposed to currency fluctuation risks as a result of its international sales and sourcing of products from foreign vendors. The Company usually hedges these risks through the purchase of forward exchange contracts and expects to continue this practice in the future.

Reference is hereby made to Note 1 and 10 of the Notes to Consolidated Financial Statements incorporated by reference in
Item 8 of this report for further financial information by business segment and geographic location.


Item 2.  Properties

The following table sets forth certain information with respect to the Company's owned or leased property:

                                       Square     Owned      Year
Location        Principal Uses          Feet       or        Lease
                                                 Leased     Expires
               <                     <         <          <
               C                     C         C          C
               >                     >         >          >
Chantilly,      Corporate               23,000   Leased      1998
Virginia        Headquarters
Waynesboro,     Service,                377,00    Owned       --
Virginia        Manufacturing,               0
                Office
Waynesboro,     Service          and    50,000   Leased      1994
Virginia        Manufacturing
Reynosa,        Manufacturing           120,00    Owned       --
Mexico                                       0
Reynosa,        Manufacturing           48,000   Leased      1994
Mexico
McAllen,        Distribution            37,500   Leased      1997
Texas

GENICOM's  leased property is occupied under standard  industrial
leases.   Each  lease  generally  contains  an  optional  renewal
provision.

The combined capacity of GENICOM's service and manufacturing facilities is 23,000 labor hours per day, of which approximately 30% is utilized. Productive capacity is based on the operation of two shifts at Reynosa, Mexico and three shifts at Waynesboro, Virginia.

The Company's domestic owned properties are subject to a lien in favor of the Company's lender under its revolving loan agreement.


Item 3.  Legal Proceedings

The Company and the former owner of its Waynesboro facility, G.E., have generated and managed hazardous wastes at the facility for many years as a result of their use of materials such as industrial solvents and heavy metals, like chromium, in manufacturing processes. As a result of permit applications filed by the Company in connection with these activities, the United States Environmental Protection Agency ("EPA") conducted a Resource Conservation and Recovery Act ("RCRA") facility assessment at the site. The EPA determined that releases and potential releases of hazardous wastes into the environment had or potentially could have occurred at the facility and, as a result, a corrective action order process was initiated. The Company and the EPA have agreed to a corrective action consent order (the "Order") issued under section 3008(h) of the RCRA, which became effective on September 14, 1990. The Order requires the Company to undertake an investigation of solid waste management units at its Waynesboro, Virginia facility and to conduct a study of any necessary corrective measures that may be required. Those investigations and studies are still in progress and will likely take approximately two more years to complete. If, as a result of the investigation and study, corrective measures are required, the Company expects that it will then enter into discussions with the EPA concerning a further order for that purpose. Presently, it is not possible for the Company to reliably estimate the cost of any corrective measures that may be required.

On December 9, 1993, the Company entered into a Cooperation Agreement ("Agreement") with G.E. covering certain environmental matters at the Company's Waynesboro, Virginia site. One of the matters covered is the cost of responding to the Order. The Agreement provides that G.E. will bear 70.0% of the allocable costs relating to the Order.

As a result of the continuing financial obligation which G.E. has with respect to releases at the facility and the protracted nature of the investigation, the Company believes that the costs of the investigation and study and any corrective action that may be required are not likely to have a material effect upon the financial condition or results of operations of the Company.

On May 1, 1990, the Company received a draft enforcement order (the "Enforcement Order") from the Virginia Department of Waste Management (the "Department"). The Enforcement Order addressed alleged noncompliance with RCRA requirements in the Company's operation of facilities and storage of hazardous waste at the Waynesboro facility. The draft Enforcement Order includes a proposed civil penalty of $152,700. After meeting with the Company, the Department offered to reduce the proposed penalty to $135,800. The Company's position is that the proposed civil penalty, both as originally stated and as revised, is excessive and inappropriate, and the Company has so informed the Department. The Company has been informed of the Department's intention to refer this matter to the Attorney General of Virginia for possible action, but as of March 30, 1993, no further action has been taken against the Company. The areas of noncompliance referred to in the Enforcement Order involved various technical requirements with which the Company believes it is currently in compliance. The Enforcement Order would also have required the closure of a hazardous waste storage tank which closure the Company believes is unnecessary. If the Company were required to close the storage tank, the cost of such action would not have a material effect upon the financial condition or results of operations of the Company.

On January 9, 1992, the Company was notified by the EPA that it is one of 700 potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, for necessary corrective action at a hazardous waste disposal site in Greer, South Carolina. In prior years, the Company arranged for the transportation of wastes to the site for treatment or disposal. Based on information currently available, the Company believes its share of the costs of the investigation and necessary corrective action is not likely to have a material effect on its financial condition or results of operations.

In the ordinary course of business, the Company is a party to various environmental, administrative and legal proceedings. In the opinion of management, the Company's liability, if any, in all pending litigation or other legal proceedings, other than those discussed above, will not have a material effect upon the financial condition or results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable.

Executive Officers of the Registrant
Name             Ag    Title
                  e
               < <C  <
               C >   C
               >     >
Paul T. Winn     49    Director,   President  and  Chief  Executive
                       Officer
W.       Allen   53    Senior   Vice  President  Printer  Solutions
Surber                 Business
James C. Gale    52    Senior  Vice  President  Finance  and  Chief
                       Financial Officer
Raymond D.       54    Senior  Vice  President and General  Manager
Stapleton              Enterprising Service Solutions Division
Charles     L.   58    Vice  President  and General  Manager  Relay
Dumas                  Products Division
James A. Jones   36    Vice  President,  Corporate  Controller  and
                       Treasurer
C. Bruce Meyer   44    Vice    President   Human   Resources    and
                       Corporate Communications
B.     Garrett   45    Vice  President and General Manager Supplies
Buttner                Business

Mr. Winn joined the Company in April 1990 as President and Chief Executive Officer and became a director in May 1990. Previously, Mr. Winn was employed by IBM Corporation, where he served for 22 years in various capacities, most recently as Vice President of Graphics Systems in the Advanced Work Station Division. Prior to that position, Mr. Winn served as Vice President of Worldwide System Printers, responsible for technology, software, product development and manufacturing.

Mr. Surber became Senior Vice President, Printer Solutions Business in August 1993 after having served as Senior Vice President Development since joining the Company in July 1991. From December 1983 until he joined the Company, Mr. Surber served Dataproducts Corporation in various engineering and development capacities, most recently as Senior Vice President of Engineering and Research.

Mr. Gale joined the Company as Senior Vice President Finance and Chief Financial Officer in August 1991. Previously, Mr. Gale was employed by General Foods Corporation, where he served for 25 years in various capacities, most recently as Vice President of Finance for General Foods Corporation and in that role acted as Chief Financial Officer of General Foods, USA.

Mr. Stapleton became Senior Vice President and General Manager of Enterprising Service Solutions Division in November 1993 after serving the Company and its predecessor, General Electric, in various capacities for 30 years, most recently as General Manager Field Service and Multivendor Enterprising Services.

Mr. Dumas became Vice President, General Manger Relay Products Division in January 1994, after serving as General Manager Waynesboro Operations since September 1992. Previously, Mr. Dumas had served the Company as Vice President, Printer Manufacturing upon his employment in August 1990. From April 1988 until he joined the Company, Mr. Dumas was Vice President of Operations for Quotron Systems, Inc.

Mr.  Jones  has served the Company as Corporate Controller  since
November 1988, and Treasurer since March 1990.

Mr.  Meyer  was  appointed Vice President of Human  Resources  in
September 1991 after serving the Company, and its predecessor, General Electric, in various human resources capacities since
1973.

Mr. Buttner was appointed Vice President and General Manager Supplies Business Unit in April 1993, after serving in sales, marketing and business management positions with GENICOM since 1988. Previously, Mr. Buttner was employed by General Electric for 15 years.









                             Page 6



                             PART II

Item  5.   Market for the Registrant's Common Stock  and  Related
Stockholder Matters

The information set forth under the caption "Stock Trading" on page 38 of the registrant's 1993 Annual Report to Stockholders is incorporated herein by reference. Additionally, GENICOM has not paid a cash dividend on its common stock. The Company intends to retain earnings from operations for use in its business, and therefore does not anticipate paying any cash dividends in the foreseeable future. Certain of the Company's debt arrangements restrict the payment of dividends unless certain tests are met. Reference is hereby made to Note 3 of the Notes to Consolidated Financial Statements incorporated by reference in Item 8 of this report for further financial information regarding the Company's debt arrangements.


Item 6.  Selected Financial Data

The information set forth under the caption "Ten Year History" on page 18 of the registrant's 1993 Annual Report to Stockholders is incorporated herein by reference.


Item   7.  Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations

The information set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 21 through 23 and 25 of the registrant's 1993 Annual Report to Stockholders is incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data

The information set forth under the captions "Consolidated Statements of Income," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows," "Consolidated Statements of Changes in Stockholders' Equity," and "Notes to Consolidated Financial Statements" on pages 20, 24, and 26 through 36 of the registrant's 1993 Annual Report to Stockholders is incorporated herein by reference.

The supplementary data regarding quarterly results of operations set forth in Note 11 of the "Notes to Consolidated Financial
Statements" on page 36 of the registrant's 1993 Annual Report to Stockholders is incorporated herein by reference.


Item  9.   Changes  in  and  Disagreements  with  Accountants  on
Accounting and Financial Disclosure

Not applicable.


                            PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item is set forth under the caption "Election of Directors" in the registrant's Proxy Statement for its 1994 annual meeting of stockholders, to be mailed to each stockholder on or about April 4, 1994, which information is incorporated herein by reference and under the heading "Executive Officers of the Registrant" appearing on page 12 of this report.


Item 11.  Executive Compensation

The information required by this item is set forth under the caption "Executive Compensation" in the registrant's Proxy Statement for its 1994 annual meeting of stockholders, to be mailed to each stockholder on or about April 4, 1994, which information is incorporated herein by reference.


Item  12.   Security Ownership of Certain Beneficial  Owners  and
Management

The information required by this item is set forth under the caption "Principal Stockholders of the Company" in the registrant's Proxy Statement for its 1994 annual meeting of stockholders, to be mailed to each stockholder on or about April 4, 1994, which information is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

The information required by this item is set forth under the caption "Certain Transactions" in the registrant's Proxy Statement for its 1994 annual meeting of stockholders, to be mailed to each stockholder on or about April 4, 1994, which information is incorporated herein by reference.


                             PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

(a)  Financial Statements and Schedules

     The financial statements incorporated by reference into this report and the financial statement schedules filed as part of this report are listed in the Index to Financial Statements and Schedules on page F-1 immediately following the signatures to this report.

Exhibits Included in Response to Item 601 of Regulation S-K

<CAPTIONS>
Numbe   Description
r
      <
      C
      >
3.1     Restated Certificate of Incorporation effective as  of  June
        15,  1992, incorporated by reference to Exhibit 4.1 to  Form
        S-8  Registration Statement (No. 33-49472)  filed  with  the
        Commission on July 10, 1992.

3.2 By-laws, dated June 1, 1983, as amended January 23, 1989 - incorporated by reference to Exhibit 3.2 to Form 10-K filed with the Commission on March 29, 1989.

4.1     Indenture,  between GENICOM Corporation  and  Bankers  Trust
        Company  (the  "Trustee"), dated February 13, 1987  -  filed
        herewith.   First Supplemental Indenture dated as  of  March
        22,  1991  -  incorporated by reference to Exhibit  4.1   to
        Form  S-1  Registration Statement (No. 33-23007) filed  with the Commission on May 14, 1991.

10.1    Loan  and  Security  Agreement,  dated  September  25,  1990
        between   GENICOM  Corporation  and  The  CIT   Group/Credit
        Finance,  Inc.  (as  successor  by  assignment  to  Fidelcor
        Business Credit Corporation) - incorporated by reference  to
        Exhibit  4.1  to  Form  10-Q filed with  the  Commission  on
        November  13, 1990.  First Amendment dated May 1,  1991  and
        Second  Amendment  dated  March 3, 1992  -  incorporated  by reference  to  Exhibit  10.1 to Form  10-K  filed  with  the
        Commission  on  March 24, 1992.  Extension of and  Amendment
        to   Financing  Agreements  dated  September  23,  1992   in
        reference   to  the  Loan  and  Security  Agreement,   dated
        September 25, 1990 between GENICOM Corporation and  The  CIT
        Group/Credit  Finance, Inc. - incorporated by  reference  to
        Exhibit  10.1  to  Form  8-K filed with  the  Commission  on
        October 6, 1992.

10.2 Registration Rights Agreement, dated October 21, 1983, among the Company and the several Purchasers named therein
        - incorporated by reference to Exhibit 10.2 to the June 25, 1986 Registration Statement.

10.3 Registration Rights Agreement, dated December 20, 1984, among the Company and the several Purchasers named therein
        - incorporated by reference to Exhibit 10.3 to the June 25, 1986 Registration Statement.

10.4 Registration Rights Agreement, dated December 20, 1984, among the Company and the several Purchasers named therein
        - incorporated by reference to Exhibit 10.4 to the June 25, 1986 Registration Statement.

10.5 Registration Rights Agreement, dated January 3, 1985, among the Company and the several Purchasers named therein - incorporated by reference to Exhibit 10.5 to the June 25, 1986 Registration Statement.

10.6    Restricted  Stock Purchase Plan, as amended  -  incorporated
        by   reference  to  Exhibit  10.8  to  the  June  25,   1986
        Registration Statement.

10.7    Stock Option Plan, as amended and restated, effective as  of
        February  7, 1991 - incorporated by reference to Exhibit  10 to  the Registrant's Quarterly Report on Form 10Q (File  No.
        0-14685)  for  the quarter ended March 31, 1991  filed  with the  Commission  on May 15, 1991.  First  Amendment  to  the
        Registrant's  Stock Option Plan, dated February  3,  1992  -
        incorporated  by  reference  to  Exhibit  4.2  to  Form  S-8
        Registration  Statement  (No.  33-49472)  filed   with   the
        Commission on July 10, 1992.

10.8 Deferred Compensation and Savings Plan, as amended and restated, effective as of January 2, 1989 - incorporated by reference to Exhibit 10.8 to Form 10-K filed with the Commission on March 29, 1991.

10.9 Defined Benefit Pension Plan for Hourly Employees, as amended and restated, effective as of January 1, 1989 - incorporated by reference to Exhibit 10.9 to Form 10-K filed with the Commission on March 29, 1991.

10.10   Incentive  Compensation Plan, as amended -  incorporated  by
        reference   to   Exhibit  10.13  to  the   June   25,   1986
        Registration Statement.

10.11   Lease  agreement  with  respect to  the  Company's  customer service  facilities in Waynesboro dated  August  1,  1988  -
        incorporated  by  reference to Exhibit 10.10  to  Form  10-K
        filed   with  the  Commission  on  March  29,  1989.   Lease
        agreement   with  respect  to  the  Company's  manufacturing
        facilities  in  Waynesboro - incorporated  by  reference  to
        Exhibit  10.11  to  Form 10-K filed with the  Commission  on
        March 24, 1992.

10.12 Lease of McAllen, Texas facility, dated January 20, 1992 - incorporated by reference to Exhibit 10.12 to Form 10-K filed with the Commission on March 24, 1992.

10.13 Agreement concerning the resignation of, and continuation of benefits for, John V. Harker, dated January 10, 1992 - incorporated by reference to Exhibit 10.13 to Form 10-K filed with the Commission on March 24, 1992.

10.14   Promissory  note  dated December 16,  1991  between  GENICOM
        Corporation and W. Allen Surber - incorporated by reference to Exhibit 10.14 to Form 10-K filed with the Commission on March 24, 1992.

10.15   Consulting agreement between GENICOM Corporation and Don  E.
        Ackerman,   dated   January  26,  1992  -  incorporated   by
        reference  to  Exhibit 10.15 to Form  10-K  filed  with  the
        Commission on March 24, 1992.

10.16   Terms  of employment of Paul T. Winn dated March 26, 1990  -
        incorporated  by  reference to Exhibit  10.15  to  Form  S-1
        Registration  Statement  (No.  33-23007)  filed   with   the
        Commission on May 17, 1990.

10.17   Agreement   Between   GENICOM   Corporation   and    TOSHIBA
*       Corporation  Relating to Laser Printer G751,  Laser  Printer
        G750  and Related Options, Supplies and Service Parts, dated
        March  31, 1992 - incorporated by reference to Exhibit 10.17 to Form 10-K filed with the Commission on March 31, 1993.

10.18   Agreement   with  the  General  Electric  Company  regarding
        environmental   matters   at  the  Registrants   Waynesboro,
        Virginia facility, dated December 9, 1993 - incorporated  by reference  to  Exhibit  10.1 to  Form  8-K  filed  with  the
        Commission on February 23, 1994.

13 Annual Report to Stockholders of GENICOM Corporation for the Fiscal Year Ended January 2, 1994 - filed herewith.

22      Subsidiaries of the Registrant - filed herewith.

24      Consent of Independent Accountants - filed herewith.

(b)     Reports on Form 8-K

The Company filed the following reports on Form 8-K:

On December 1, 1993, the Company reported that it had published a press release that announced that it had signed a non binding letter of intent to sell its Relay business unit, located in Waynesboro, Virginia, subject to execution of a definitive purchase agreement, purchaser financing, and governmental and third party consents. A copy of the press release was included as Exhibit 28.1 to the Form.

On February 23, 1994, the Company reported that it had signed an agreement, dated December 9, 1993, with the General Electric Company regarding environmental matters at the Registrants Waynesboro, Virginia facility. A copy of the agreement was included as Exhibit
10.1 to the Form.


* Confidential treatment granted with respect to certain provisions pursuant to 17 C.F.R. 200.80 (b) (4).

                           SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized.

GENICOM Corporation



BY: Paul T. Winn

Paul T. Winn
President and Chief Executive Officer


Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                               Title                        Date
                       <                                      <
                       C                                      C
                       >                                      >


Don E. Ackerman           Chairman   of   the   Board    and     March    31,
                          Director                               1994
Don E. Ackerman



Paul T. Winn              President   and  Chief   Executive     March    31,
                          Officer                                1994
Paul T. Winn              and Director (Principal Executive
                          Officer)



James C. Gale             Senior Vice President Finance and      March    31,
                          Chief Financial Officer                1994
                          (Principal
James C. Gale             Financial Officer)



Bruce K. Anderson         Director                               March    31,
                                                                 1994
Bruce K. Anderson



Edward E. Lucente         Director                               March    31,
                                                                 1994
Edward E. Lucente



James A. Jones            Vice President, Corporate              March    31,
                          Controller                             1994
James A. Jones            and Treasurer




              GENICOM Corporation and Subsidiaries

           INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

The consolidated balance sheets of GENICOM Corporation and subsidiaries as of January 2, 1994 and January 3, 1993, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended January 2, 1994, including the notes thereto, are included on pages 20, 24 and 26 through 36 of the
Registrant's   1993  Annual  Report  to  Stockholders   and   are
incorporated herein by reference. With the exception of the aforementioned information, and the information incorporated by reference in numbered Items 5, 6, 7 and 8, no other data appearing in the Annual Report to Stockholders is deemed to be "filed" as part of this Form 10-K. The following additional financial data should be read in conjunction with these consolidated financial statements.

                                                                      Page

Independents                                                            F2
Accountants' Report

Financial Statement
Schedules:

Schedule  II           Amounts  Receivable from Related  Parties
                       and Underwriters,
                       Promoters,   and  Employees  Other   than        F3
                       Related Parties

Schedule VIII          Valuation  and  Qualifying  Accounts  and        F4
                       Reserves

Schedule X             Supplementary      Income       Statement        F5
                       Information



1.                     All other schedules have been omitted
  since the required information is not present in amounts sufficient to require submission of the schedules.


                               F 1
INDEPENDENT ACCOUNTANTS' REPORT



The Board of Directors and Stockholders of GENICOM Corporation:


We have audited the accompanying consolidated balance sheets of GENICOM Corporation and subsidiaries as of January 2, 1994 and January 3, 1993, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three fiscal years in the period ended January 2, 1994, which financial statements are included on pages 20, 24 and 26 through 36 of the Company's 1993 Annual Report to Stockholders and incorporated by reference herein. We have also audited the financial statement schedules listed in the index on page F-1 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GENICOM Corporation and subsidiaries as of January 2, 1994 and January 3, 1993, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 2, 1994 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

As discussed in Note 4 to the financial statements, effective
January 4, 1993, the Company changed its method of accounting for postretirement benefits other than pensions.





Coopers & Lybrand

Washington, D.C.
February 1, 1994













                               F 2

              GENICOM Corporation and Subsidiaries

    Schedule II - Amounts Receivable from Related Parties and
                          Underwriters,
       Promoters, and Employees Other Than Related Parties

                         (In thousands)

                   Balance at
                    Beginning                                        Balance at
Name of Debtor         of        Addition        Deductions         End of Period
                     Period          s
                                              Amounts   Amounts            Not
                                              Collecte  Written-   Curren  Current
                                              d         off        t
                  <             <           <                    <
                  C             C           C                    C
                  >             >           >                    >
Year Ended:

December     29,
1991

W. Allen Surber                    $ 200                                    $ 200

January 3, 1993

W. Allen Surber       $ 200                                        $ 200

January 2, 1994

W. Allen Surber       $ 200                    $ 200



1.The principal amount and interest was collected on July 4, 1993.


                               F 3

              GENICOM Corporation and Subsidiaries

 Schedule VIII  - Valuation and Qualifying Accounts and Reserves

                         (In thousands)

                                    Additions
                        Balance    Charged to    Deductio    Balance
    Description           at          Costs       ns From     at End
                       Beginning       and       Reserves       Of
                       of Period    Expenses                  Period
                     <            <            <           <
                     C            C            C           C
                     >            >            >           >
Year ended:

December 29, 1991

Allowance       for     $ 1,852      $   586      $   911    $ 1,527
doubtful accounts

January 3, 1993

Allowance       for     $ 1,527      $   494      $   773    $ 1,248
doubtful accounts

January 2, 1994

Allowance       for     $ 1,248      $  812       $   580    $ 1,480
doubtful accounts




1."Additions" to the allowance for doubtful accounts include a foreign currency translation adjustment of $(47,654), $(100,000) and $9,000 in 1993, 1992 and 1991, respectively.
  Net bad debt expense for 1993, 1992 and 1991 was $858,654, $594,000 and $577,000, respectively.

                               F 4

              GENICOM Corporation and Subsidiaries

     Schedule X - Supplementary Income Statement Information

                         (In thousands)

                           Year Ended

Description                January  2,   January  3,   December 29,
                           1994          1993              1991
                          <            <             <
                          C            C             C
                          >            >             >
Advertising  and   Sales     $ 3,646       $ 4,915        $ 3,162
Promotion Costs


                               F 5

              GENICOM Corporation and Subsidiaries

                 INDEX TO EXHIBITS TO FORM 10-K
            FOR THE FISCAL YEAR ENDED JANUARY 2, 1994

<CAPTION
>
Exhibit
Number                           Description                            Page
13        Annual Report to Stockholders of GENICOM Corporation for    E 2 - 22
          fiscal year ended January 2, 1994
          Appendix- List of Graphic Material Omitted from
          Management's Discussion and Analysis of Results of
          Operations and Financial Position

22        Subsidiaries of the Registrant                                E 23

24        Consent of Independent Accountants                            E 24


                              E  1