Form 10-Q
period 1994-04-03
GENICOM CORP
filed 1994-05-12
CIK 766738

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended April 3, 1994

                               OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934    [NO FEE REQUIRED]


For the transition period from              to             _


                  Commission File No.: 0-14685


                       GENICOM CORPORATION
     (Exact name of registrant as specified in its charter)

           DELAWARE                         51-0271821
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)          Identification No.)

 14800 Conference Center Drive
     Suite 400, Westfields
      Chantilly, Virginia                   22021-3806
(Address of principal executive             (Zip Code)
           offices)

    Registrant's telephone number, including area code: (703)
                            802-9200


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of April 20, 1994, there were 10,626,699 shares of Common
Stock of the Registrant outstanding.

              GENICOM Corporation and Subsidiaries
                         Form 10-Q Index

                 PART I - Financial Information

<CAPTION
>
Item 1.  Financial Statements

         Consolidated  Balance Sheets -  April  3,  1994    3
         and January 2, 1994

         Consolidated  Statements  of  Income  -   Three
         Months Ended
           April 3, 1994 and April 4, 1993                  4

         Consolidated Statements of Cash Flows  -  Three
         Months Ended
           April 3, 1994 and April 4, 1993                  5

         Notes to Consolidated Financial Statements         6

Item 2.  Management's   Discussion   and   Analysis   of
         Financial Condition
           and Results of Operations                      7- 11


              PART II - Other Information


Item 1.  Legal Proceedings                                 12

Item 2.  Changes in Securities                             12

Item 3.  Defaults Upon Senior Securities                   12

Item 4.  Submission  of  Matters to a Vote  of  Security   12
         Holders

Item 5.  Other Information                                 12

Item 6.  Exhibits and Reports on Form 8-K                 12-13

Signatur                                                   14
es
/TABLE

       PART I.  -  FINANCIAL INFORMATION

Item 1.   Financial Statements

      GENICOM CORPORATION AND SUBSIDIARIES
          CONSOLIDATED BALANCE SHEETS
                                                    April 3,      January
                                                                     2,
                                                      1994          1994
                                                     _______      _______

(In thousands, except share data)                   (Unaudit
                                                       ed)
ASSETS
Current assets:
                                                 < <           <C  <
                                                 C C          >   C
                                                 > >             >
    Cash and cash equivalents                      $      921    $     1,797
    Accounts receivable, less allowance for
        doubtful accounts of $1,596 and $1,480        37,987        35,932
    Other receivables                                  4,604         7,202
    Inventories                                       51,017        53,831
    Prepaid expenses and other assets                  1,328         1,594
                                                     _______      _______

        Total current assets                          95,857       100,356
Property, plant and equipment                         27,697        24,869
Goodwill                                               9,932        10,180
Other assets, principally intangibles                  5,947         5,754
                                                     _______      _______

                                                   $  139,433    $   141,159
                                                     _______      _______


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt              $   25,182    $    23,263
    Accounts payable and accrued expenses             36,307        36,504
    Deferred income                                    7,720         6,947
                                                     _______      _______

        Total current liabilities                     69,209        66,714
Long-term debt, less current portion                  39,998        45,757
Other non-current liabilities                          5,527         4,113
                                                     _______      _______

        Total liabilities                            114,734       116,584
Stockholders' equity:                                _______      _______
    Common stock, $0.01 par value; 15,000,000
        shares authorized, 10,626,699 and                106           106
10,621,699 shares issued
    Additional paid-in capital                        25,749        25,744
    Retained earnings                                  1,875         1,781
    Foreign currency translation adjustment          (1,932)       (1,957)
    Pension liability adjustment                     (1,099)       (1,099)
                                                     _______      _______

        Total stockholders' equity                    24,699        24,575
                                                     _______      _______

                                                   $  139,433    $   141,159
                                                     _______      _______

The accompanying notes are an integral part of these financial statements

   GENICOM CORPORATION AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF INCOME
               (Unaudited)
                                               Three
                                               Months
                                               Ended
(In thousands, except per share data)         April 3,   April 4,
                                                1994       1993
                                              _______     _______
                                           < <        <<
                                           C C        CC
                                           > >        >>
Revenues, net:
    Products                                  $  43,484  $   44,395
    Services                                    11,852      12,282
                                               _______     _______

                                               55,336      56,677
                                              _______     _______
Operating costs and expenses:
    Cost of revenues:
       Products                                 32,360      34,789
       Services                                  8,365       6,423
    Selling, general and administration        11,375      11,337
    Engineering, research and
       product development                       1,914       2,559
                                               _______     _______

                                               54,014      55,108
                                              _______     _______

Operating income                                 1,322       1,569
Interest expense, net                            1,980       1,428
Other income                                       901
                                               _______     _______

Income before income taxes                         243         141
Income tax expense                                149          58
                                              _______     _______

Net income                                    $      94  $       83
                                              _______     _______
Earnings per common share
    and common share equivalent:              $    0.01  $     0.01
                                              _______     _______
Weighted average number of common shares
and common
   share equivalents outstanding                10,623      10,605

The accompanying notes are an integral
  part of these financial statements.

        GENICOM CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Unaudited)
                                                       Three
                                                       month
                                                         s
                                                       ended
                                                         ,
                                                        April 3,    April 4,
(In thousands)                                            1994        1993
                                                         _______     _______
                                                      < <           <<
                                                     C C           CC
                                                     > >           >>
Cash flows from operating activities:
 Net income                                            $        94  $       83
  Adjustments to reconcile net income to cash
provided
  by operating activities:
    Depreciation                                            2,135       1,476
    Amortization                                              683         609
    Extraordinary gain                                                      0
    Effect of investment gain                               (901)
    Effect of environmental recovery from G.E.                   0
    Changes in assets and liabilities:
        Accounts receivable                               (1,935)     (1,241)
        Inventories                                         (520)         480
        Accounts payable and accrued expenses               1,170       (849)
        Deferred income                                       774       1,023
        Other                                                 1,084         520
                                                           _______     _______

Net cash provided by operating activities                    2,584       2,101
                                                         _______     _______
Cash flows from investing activities:
    Additions to property, plant and equipment              (2,306)     (1,949)
    Proceeds from sale of investment                          3,436
    Other                                                     (592)       (465)
                                                           _______     _______

Net cash provided by (used in) investing activities           538     (2,414)

Cash flows from financing activities:
    Borrowings from long-term debt                            7,692       8,361
    Payments on long-term debt                            (11,570)    (10,066)
                                                          _______     _______

Net cash used in financing activities                      (3,878)     (1,705)
                                                         _______     _______

Effect of exchange rate changes                               (120)         125
    on cash and cash equivalents                         _______     _______

Net decrease in cash and cash equivalents                    (876)     (1,893)
Cash and cash equivalents at beginning of year               1,797       3,001
                                                          _______     _______

Cash and cash equivalents at end of year                $       921  $    1,108
                                                          _______     _______

The accompanying notes are an integral part of these financial statements

GENICOM CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


1. In the opinion of management, the accompanying unaudited consolidated financial statements of GENICOM Corporation and subsidiaries (the "Company" or "GENICOM") contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of April 3, 1994, and the results of operations and cash flows for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's January 2, 1994, Annual Report. The results of operations for the three months ended April 3, 1994, are not necessarily indicative of the operating results to be expected for the full year. Certain reclassifications have been made to the 1993 condensed financial statements in order to conform to the 1994 presentation.

2.   Inventories  are stated at the lower of cost, determined  on
     the  first-in,  first-out method,  or  market.   Inventories
     consist of, in thousands:

                                  April 3,      January 2,
                                    1994           1994
                                  _______        _______

                               <                <
                               C              C
                               >              >
Raw Materials                  $    13,095    $      13,768
Work in process                      7,250            8,524
Finished goods                      30,672           31,539
                                  _______        _______

                               $    51,017    $      53,831



3.   Earnings  per  share  are based upon  the  weighted  average
     number   of   common  shares  and  dilutive   common   share
     equivalents (using the treasury stock method) outstanding during the period.

4. During the first quarter ended April 3, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 112 and No. 115, "Employers' Accounting for Postemployment Benefits" and "Accounting for Certain Investments in Debt and Equity Securities", respectively. The implementation of SFAS No. 112 and No. 115 did not have a material effect on the Company's financial condition or results of operations.


Item 2.Management's Discussion and Analysis of Results of
Operations and Financial Condition:

Results of Operations
                     Three Months
                         Ended
(in millions)         1st Quarter              1st Quarter
                         1994      Change          1993
                    <               <        <  <
                   C               C        C  C
                   >               >        >  >
Revenues            $          55.3 $  (1.4)   $          56.7

Percentage change                    (2.5) %


Year over year revenue growth in our Laser Printing Solutions and Supplies businesses was offset by declines in other business units. In particular, the unfavorable economic conditions in Europe, from which approximately 23.9% of the Company's first quarter 1994 revenues were derived, negatively affected first quarter results. As a result, the Company experienced a revenue decrease of $ 1.4 million or 2.5% in the first quarter of 1994 as compared with the prior year quarter. GENICOM's most demanding business challenge has been to grow revenues and profits while responding to the declining market of impact printing, historically the Company's principal business. The Company's focus has been to introduce new impact products to increase market share and to invest in the strategic growth businesses of Laser Printing Solutions, Supplies and Enterprising Service Solutions.

In the first quarter of 1994, printer revenues decreased $ 2.2 million or 2.9% compared to the prior year quarter. Printer revenues from the Company's family of laser printers have partially offset the declining revenues associated with mature impact printers. Management expects revenues from its family of laser printers to continue to grow in 1994 and offset declines in other printer product lines.

Spares revenues decreased $ 0.4 million or 0.5% in the first quarter of 1994 as compared to the prior year quarter. Spares revenues continue to decrease due to new product designs that have increased reliability and resulted in fewer replaceable parts, and declines in sales of mature serial matrix and band line printers requiring such spare parts. Management expects that spares revenues will continue to decline.

Supplies revenues increased $ 2.4 million or 4.7% in the first quarter of 1994 as compared to the prior year quarter. Supplies revenue growth is attributable to increased market share achieved by increasing the number of product offerings, including laser printer supplies, and aggressive marketing in established markets. Management anticipates that Supplies revenues will continue to increase.

Enterprising Service Solutions ("ESSD") revenues in the first quarter of 1994 decreased $ 1.1 million or 1.5% compared to an exceptionally strong first quarter in 1993. But, on March 15, 1994, the Company announced a significant multi-year services agreement with Computervision Corporation for logistics and depot repair services. While this agreement did not materially impact the first quarter ESSD business, 1994 revenues from the agreement are expected to be approximately $ 17.0 million. In addition, on April 11, 1994, the Company announced an expanded relationship with Computervision Corporation for field support services which is expected to generate approximately $ 9.0 million of revenues for the Company over the first 12 months. Management anticipates that 1994 ESSD revenue will be above fiscal 1993 levels due to increased multivendor service activities.

Relay  revenues increased by $ 0.1 million or 0.3% in  the  first
quarter   of  1994  as  compared  to  the  prior  year   quarter.
Management expects that 1994 relay revenues will approximate those of fiscal 1993.

(in millions)                             1st Quarter       4th Quarter        1st Quarter
                                              1994              1993               1993
                                         <             <<C <              <<C <             <
                                         C             C > C              C > C             C
                                         >             >   >              >   >             >
Order backlog                            $         43.4     $          34.1     $         39.3
Change - 1st Quarter 1994 compared to:
              Amount                                                  9.3               4.1
              Percentage                                             27.3 %             10.4 %




The increase in order backlog from the 1993 fourth and first quarter is primarily due to increased orders in the Company's ESSD business, partially offset by a decline in the backlog from the Company's printer and spares businesses. The Company's backlog as of any particular date should not be the sole measurement used in determining sales for any future period.

                          Three
                         Months
                          Ended
(in millions)              1st                       1st Quarter
                         Quarte
                            r
                          1994            Change         1993
                         <                 <            <  <              <
                       C               C           C  C              C
                       >               >           >  >              >
Gross margin            $   14.6        $     (0.9)   $         15.5

As a % of revenue          26.4 %                              27.3 %



Gross margin, as a percentage of revenue, declined for the first quarter of 1994 as compared to the prior year quarter. This decrease is attributable to margin pressures in the Company's equipment business, the uncertain global business environment and unfavorable foreign currency movements.

                              Three
                              Months
                              Ended
(in millions)                  1st                   1st Quarter
                             Quarter
                               1994       Change      1993
                        < <           < <        < <            <
                        C C           C C        C C            C
                        > >           > >        > >            >
Operating expenses:

Selling, general and
    administrative        $    11.4     $   0.1    $    11.3
Engineering, research
and
    product development        1.9         (0.7)         2.6
                             _______      _______      _______

Total                     $    13.3     $  (0.6)   $    13.9

As a % of revenue              24.0   %                 24.5    %


The first quarter 1994 selling, general and administrative and engineering, research and product development costs were favorably impacted by the Company's January 1994, cost reduction program which included personnel, salary and benefit reductions for the Company's worldwide operations and its third quarter 1993 reorganization of its sales and marketing, development and administrative operations including the formation of an application solutions function.

The January 1994, cost reduction program was implemented in response to the Company's business challenges discussed above, and the program, net of severance costs, favorably impacted the 1994 first quarter by $ 0.8 million.

                                Three
                               Months
                                Ended
(in millions)                1st Quarter               1st Quarter
                                1994        Change      1993
                          <  <             <  <         <  <
                         C  C            C  C        C  C
                         >  >            >  >        >  >
Interest expense, net       $        2.0    $    0.6    $         1.4

Percentage change                             42.9 %

Other income                $        0.9    $    0.9    $         0.0

Percentage change                            100.0 %


The increase in interest expense for the comparative first quarter periods is a result of an interest payment received in January 1993, from the Internal Revenue Service of $ 0.6 million related to the settlement of prior period tax matters. On March 23, 1994, the Company's interest rate on its senior credit facility increased from 8.25% to 8.50%, as result on a 0.25% increase in the prime lending rate.

During the 1994 first quarter, the Company sold its remaining investment in Xeikon N.V., a Belgian printer development and manufacturing company and a pre-tax gain of $ 0.9 million was recognized.

                          Three
                          Months
                          Ended
(in millions)          1st Quarter                1st Quarter
                           1994        Change        1993
                    < <              <  <          <  <
                   C C             C  C          C  C
                   > >             >  >          >  >
Income tax expense  $ $         0.1   $      0.0   $          0.1

Percentage change                          0.0 %


The Company's effective income tax rate for the first quarter of 1994 was 61.3% as compared to 41.1% for the year-ago period.
These rates are significantly affected by foreign income taxes and the utilization of net operating losses.

                 Liquidity and Capital Resources

                                                     Three
                                                     Months
                                                     Ended
(in millions)                                     1st Quarter      1st Quarter
                                                      1994            1993
                                           <C
                                          >
Cash provided by operations                     $         2.6   $          2.1

Cash provided by (used in) investing                      0.5            (2.4)
activities

Cash used in financing activities                       (3.9)            (1.7)

(in millions)                1st Quarter     4th Quarter
                                1994             1993
                     <C
                     >
Working capital           $     26.6       $     33.6

Inventories                     51.0             53.8

Debt obligations                65.2             69.0

Debt to equity ratio          2.6 to 1         2.8 to 1


The Company was able to fund the initial inventory and equipment costs associated with the March 15, 1994, Computervision Corporation agreement and reduce its outstanding debt by $ 3.8 million or 5.6% from January 2, 1994, to April 3, 1994. This was achieved in part, by the collection of the proceeds from the sale of Xeikon, N.V. investment and reductions in the Company's inventory.

Working capital decreased $ 7.0 million to $ 26.6 million as of April 3, 1994, as compared to January 2, 1994. This decrease is attributable primarily to an increase in debt classified as current for the portion of the annual sinking fund requirement in excess of the 12.5 % Senior Subordinated Notes ("Notes") held in treasury. The Company does not have any material commitments of funds for capital expenditures other than to support the current level of operations.

In February 1994, the Company retired $ 9.0 million principal amount of its previously purchased Notes in fulfillment of its annual sinking fund requirement. The Company intends to apply the remaining $ 3.3 million of the Notes held in treasury toward a portion of the 1995 sinking fund requirement. Pursuant to the terms of the Notes, the Company is required to maintain a minimum net worth of $ 22.8 million, without regard to foreign currency translation adjustments, at the end of any two consecutive quarters. Should the Company not be able to maintain the required net worth or to make additional sinking fund payments which would then be due, the Company would be subject to the default provisions of the Notes which could result in acceleration of amounts due under the Notes. In such circumstance, the Company would seek negotiation with the holders of the Notes to waive or reduce the net worth requirements. While the Company is currently in compliance with this covenant and expects to remain in compliance, there is no assurance that the Company will be able to maintain the required net worth, make any additional sinking fund payments, or be successful in negotiations with the holders of the Notes to waive or reduce the net worth requirement.

As of April 3, 1994, the Company had $ 19.2 million outstanding and $ 9.8 million available for borrowing under its senior credit facility. The senior credit facility's initial term expires on September 23, 1994, but renews annually unless certain notice provisions are exercised. The Lender has not informed the Company that it intends to terminate the credit facility and is currently negotiating a two-year fixed extension with the Company. Because a final agreement has not been reached on such extension, the Company has classified amounts due under the credit facility as current. The Company is considering other financing transactions to provide additional liquidity, including credit lines collateralized by accounts receivable and inventory of certain of its foreign subsidiaries. While management believes it will be successful in negotiating an extension to its current credit facility and obtaining other credit lines, it cannot make any assurances that they will be successful in such efforts.

The Company has maintained cash flow through strict controls over working capital and discretionary spending. As discussed previously, management initiated a number of programs to improve the financial performance of the Company. Management has also continued to strive for continued revenue growth by investing in its strategic growth areas of ESSD, Laser Printer Solutions and Supplies. Nevertheless, there is no assurance that the Company's initiatives will continue to be successful or that sales volume will not materially decline. Management believes that a material decline in sales volume could have a material adverse impact on its operations.

As described in further detail in the Company's 1993 Annual Report, the Company is required to adopt SFAS No. 107 "Disclosures about Fair Value of Financial Instruments" on or before fiscal year 1996, SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" on or before fiscal year 1995. Management believes such standards will not have a material effect on the Company's financial condition or results of operations.
                  Part II. - OTHER INFORMATION

Item 1.   Legal Proceedings:

Not applicable.

Item 2.   Changes in Securities:

Not applicable.

Item. 3    Defaults Upon Senior Securities:

Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders:

(a) The Company's annual meeting of stockholders was held on April 27, 1994.

(c) At said annual meeting, stockholders reelected the Company's four directors, amended the Company's Stock
      Option Plan to increase the number of Common Stock issuable under the Plan by 400,000 shares and approved the appointment of Coopers & Lybrand as the Company's independent accountants.

Directors
       Director               Votes for        Withheld      Broker Non-Votes
                         <C
                         >
Don E. Ackerman               7,463,943         92,391           1,529,805
Bruce K. Anderson             7,464,143         92,191           1,529,805
Edward E. Lucente             7,464,746         91,588           1,529,805
Paul T. Winn                  7,463,958         92,376           1,529,805


Stock Option Plan

                                            Abstentions or
       Votes for                Votes      Broker Non-Votes
                               Against
       7,339,236               210,246        1,536,656


Accountants

                                            Abstentions or
       Votes for                Votes      Broker Non-Votes
                               Against
       7,507,496                12,555        1,566,087

Item 5.   Other Information:

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K:

  (a)  Exhibits

       No exhibits were filed with this report.

  (b)  Reports on Form 8-K:

       The Company filed a report on Form 8-K on March 11, 1994, which reported that it had published a press release that announced that was unable to come to terms with the prospective purchaser of the Company's Relay business unit. A copy of the press release was included as
       Exhibit 28.1 to the Form.

       The Company filed a report on Form 8-K on March 15, 1994, which reported that it had published a press release that announced that it had signed a multi-year services agreement with Computervision Corporation. A copy of the press release was included as Exhibit 28.1 to the Form.



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           GENICOM Corporation
                                                Registrant


Date:  May 12, 1994


                                              James C. Gale
                                                Signature

                                           James C. Gale
                                           Senior Vice
                                           President Finance
                                           and Chief Financial
                                           Officer

                                           (Mr. Gale is the
                                           Chief Financial
                                           Officer and has been
                                           duly authorized to
                                           sign on behalf of
                                           the Registrant)
