Form 10-Q
period 1994-07-03
GENICOM CORP
filed 1994-08-08
CIK 766738

                            FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended July 3, 1994

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

      As of July 18, 1994, there were 10,630,699 shares of Common
Stock of the Registrant outstanding.

              GENICOM Corporation and Subsidiaries
                         Form 10-Q Index


                 PART I - Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets - July 3, 1994  and     3
         January 2, 1994

         Consolidated Statements of Income -  Three  and
         Six Months Ended July 3, 1994 and July 4, 1993      4

         Consolidated  Statements of Cash  Flows  -  Six
         Months Ended July 3, 1994 and July 4, 1993          5

         Notes to Consolidated Financial Statements          6

Item 2.  Management's   Discussion   and   Analysis   of
         Financial Condition and Results of Operations    7-11


              PART II - Other Information


Item 1.  Legal Proceedings                                  11

Item 2.  Changes in Securities                              11

Item 3.  Defaults Upon Senior Securities                    11

Item 4.  Submission  of  Matters to a Vote  of  Security    11
         Holders

Item 5.  Other Information                                  11

Item 6.  Exhibits and Reports on Form 8-K                   11

Signatures                                                  12

Index to Exhibits                                          E-1

  PART I.  -  FINANCIAL INFORMATION

Item 1.   Financial Statements

 GENICOM CORPORATION AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS

                                        July 3,     January 2,
(In thousands, except share data)        1994          1994
                                      (Unaudited)
                                      -----------   ---------
                                       <             <
                                       C             C
                                       >             >
ASSETS
Current assets:
    Cash and cash equivalents          $     759     $   1,797
    Accounts receivable, less
      allowance for doubtful
      accounts of $1,631 and              35,804        35,932
      $1,480
    Other receivables                      4,236         7,202
    Inventories                           50,117        53,831
    Prepaid expenses and other assets      1,511         1,594
                                          ------       -------
        Total current assets              92,427       100,356
Property, plant and equipment             27,473        24,869
Goodwill                                   9,721        10,180
Other assets, principally intangibles      5,262         5,754
                                         -------       -------
                                       $ 134,883     $ 141,159
                                         =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt  $   1,029     $  23,263
    Accounts payable and accrued          38,026        36,504
      expenses
    Deferred income                        8,491         6,947
                                          ------        ------
        Total current liabilities         47,546        66,714
Long-term debt, less current portion      55,443        45,757
Other non-current liabilities              5,463         4,113
                                         -------       -------
        Total liabilities                108,452       116,584
Stockholders' equity:
    Common stock, $0.01 par value;
     15,000,000 shares authorized,
     10,630,699 and 10,621,699 shares
     issued                                  106           106
    Additional paid-in capital            25,753        25,744
    Retained earnings                      3,377         1,781
    Foreign currency translation          (1,706)       (1,957)
      adjustment
    Pension liability adjustment          (1,099)       (1,099)
                                          ------        ------
        Total stockholders' equity        26,431        24,575
                                         -------       -------
                                       $ 134,883    $  141,159
                                         =======       =======

The accompanying notes are an integral part of these financial statements.

GENICOM CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                          Three months ended    Six months ended
(In thousands, except     July 3,    July 4,   July 3,    July 4,
per share data)
                           1994       1993       1994       1993
                          ------     ------     ------     ------
                       <           <          <           <
                       C          C          C          C
                       >          >          >          >
Revenues, net:
    Products           $  41,490  $  43,610  $  84,974  $  88,005
    Services              17,835     11,433     29,687     23,715
                          ------     ------    -------    -------
                          59,325     55,043    114,661    111,720

Operating costs and
expenses:
    Cost of revenues:
       Products           29,238     30,343     61,598     61,904
       Services           13,807      9,156     22,172     18,807
    Selling, general
     and administration   10,966     10,783     22,341     22,120
    Engineering,
     research and
     product development   2,118      2,570      4,032      5,129
                          ------     ------    -------    -------
                          56,129     52,852    110,143    107,960

Operating income           3,196      2,191      4,518      3,760
Interest expense, net      1,928      2,103      3,908      3,531
Other income                 734                 1,635
                           -----      -----      -----      -----
Income before income       2,002         88      2,245        229
 taxes
Income tax expense           500         49        649        107
                           -----      -----      -----      -----
Net income             $   1,502   $     39  $   1,596   $    122
                           =====      =====      =====      =====

Earnings per common share and common share equivalent:

  Primary and Fully
   Diluted             $    0.13   $   0.00  $    0.14  $    0.01

Weighted average number of common shares and common share equivalents outstanding:

Primary                   11,252     11,271     11,086     11,643

Fully Diluted             11,480     11,271     11,200     11,644

The accompanying notes are an integral part of these financial statements.

 GENICOM CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
              (Unaudited)

                                          Six Months Ended
                                           July 3,     July 4,
(In thousands)                              1994        1993
                                           -------    -------
                                        <              <
                                       C            C
                                       >            >
Cash flows from operating activities:
    Net income                          $    1,596  $      122
    Adjustments to reconcile net income
     to cash provided by operating
     activities:
        Depreciation                         4,513       3,330
        Amortization                         1,507       1,214
        Effect of restructuring accrual                 (2,868)
        Effect of investment gains            (901)
        Effect of gain on early
         extinguishment of bonds              (734)
        Effect of environmental
         recovery from G.E.                             (1,200)
        Changes in assets and
         liabilities:
            Accounts receivable                756          17
            Inventories                      4,070      (3,394)
            Accounts payable and
             accrued expenses                2,539       3,468
            Deferred income                  1,472       1,054
            Other                              786         846
                                            ------      ------
Net cash provided by operating activities   15,604       2,589

Cash flows from investing activities:
    Additions to property, plant and
     equipment                              (7,288)     (3,163)
    Proceeds from sale of investment         3,436
    Other                                     (560)       (894)
                                            -------     -------
Net cash used in investing activities       (4,412)     (4,057)

Cash flows from financing activities:
    Borrowings from long-term debt          11,749      15,014
    Payments on long-term debt             (18,548)    (15,146)
    Purchases of senior subordinated
     notes                                  (5,059)
                                           --------    --------
Net cash used in financing activities      (11,858)       (132)
                                           --------    --------
Effect of exchange rate changes on cash
 and cash equivalents                         (372)        177
                                           --------    --------
Net decrease in cash and cash
 equivalents                                (1,038)     (1,423)
Cash and cash equivalents at beginning
 of year                                     1,797       3,001
                                            ------       -----
Cash and cash equivalents at end of
 year                                   $      759   $   1,578
                                            ======       =====

              GENICOM CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


1. In the opinion of management, the accompanying unaudited consolidated financial statements of GENICOM Corporation and subsidiaries (the "Company" or "GENICOM") contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of July 3, 1994, and the results of operations and cash flows for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's January 2, 1994, Annual Report. The results of operations for the six months ended July 3, 1994, are not necessarily indicative of the operating results to be expected for the full year. Certain reclassifications have been made to the 1993 condensed financial statements in order to conform to the 1994 presentation.

2.   Inventories  are stated at the lower of cost, determined  on
     the  first-in,  first-out method,  or  market.   Inventories
     consist of, in thousands:



<CAPTION
                                 July 3,       January 2,
                                  1994           1994
                               <               <
                               C              C
                               >              >
Raw Materials                  $    11,174    $   13,768
Work in process                      9,276         8,524
Finished goods                      29,667        31,539
                                    ------        ------
                               $    50,117    $   53,831

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

Item 2. Management's Discussion and Analysis of Results of
         Operations and Financial Condition:

                      Results of Operations



                   Three months ended              Six months ended
(in millions)
               2nd Qtr                 2nd Qtr    2nd Qtr               2nd qtr
                 1994      Change       1993       1994      Change       1993
              <          <          <            <          <          <
              C          C          C            C          C          C
              >          >          >            >          >          >
Revenues      $   59.3   $    4.3   $   55.0     $  114.7   $    3.0   $  111.7

Percentage change             7.8 %                              2.7 %



In comparing the second quarter and first half of fiscal years 1994 and 1993, revenues were favorably impacted by growth in the Company's Enterprising Service Solutions, Supplies and Laser Printing Solutions businesses. Meanwhile declines in the Company's impact printer business and unfavorable movements in foreign currencies adversely impacted revenue in the same periods. GENICOM's most demanding business challenge has been to grow revenues and profits while responding to the declining market of impact printing, historically the Company's principal business. The Company's focus has been to invest in the strategic growth businesses of Laser Printing Solutions, Enterprising Service Solutions, Supplies and to introduce new impact products to increase market share.

Printer revenues decreased $ 5.9 million and $ 8.1 million in the three and six month periods ended July 3, 1994, respectively, as compared to the year-ago period. The revenue decline is attributable to the Company's impact printer product lines, especially the shuttle matrix line printers, which experienced year-to-year revenue declines of 32.0% and 21.5% in the second quarter and first six months, respectively. The Company's sales of laser printers increased 23.9% and 17.9% in the second quarter and first six months, respectively, on a year-to-year comparison. Management expects revenues in the second half of 1994 from its impact printer product lines and Laser Printing Solutions Business to be below 1993 second half levels.

Enterprising Service Solutions ("ESS") revenues increased 58.8% and 26.8 % in the three and six month periods ended July 3, 1994, respectively, as compared to the year-ago period, primarily due to the Company's recent strategic partnership relationship with Computervision Corporation. As previously reported, on March 15, 1994 and April 11, 1994, the Company announced a multi-year services agreement for logistics and depot repair services and field support services, respectively, with Computervision Corporation. Management anticipates that 1994 ESS revenue will be above fiscal 1993 levels due to increased multivendor service activities.

Supplies revenues increased 19.5% and 21.8% in the three and six month periods ended July 3, 1994, respectively, as compared to the year-ago period. Supplies revenue growth is attributable to increased market share achieved by increasing the number of product offerings, including laser printer supplies, and aggressive marketing in established markets. Management anticipates that Supplies revenues will continue to be above 1993 levels.

Spares revenues increased 23.7% and 6.7% in the three and six month periods ended July 3, 1994, respectively, as compared to the year-ago period. Spares revenues increased in the second quarter due to the success of new printhead and print module programs. Management does not expect further significant increases in spares revenues as new product designs have increased reliability and resulted in fewer replaceable parts, and declines in sales of mature serial matrix and band line printers will reduce the demand for such spare parts.

Relays revenues increased 2.0% and 2.1% in the three and six month periods ended July 3, 1994, respectively, as compared to the year-ago period. Management expects that 1994 relay revenues will approximate those of fiscal 1993.



(in millions)                           2nd Qtr         4th Qtr      2nd Qtr
                                         1994            1993         1993
                                    <               <              <
                                    C              C              C
                                    >              >              >
Order backlog                       $     37.7     $     34.1     $    38.6
Change - 2nd Quarter 1994
 compared to:
              Amount                                     3.6          (0.9)
              Percentage                                10.6 %        (2.3) %



The order backlog increase compared to the 1993 fourth quarter is due to increased orders in the Company's ESS business, partially offset by a decline in the backlog from the Company's printer and spares businesses. The order backlog decrease compared to the 1993 second quarter is due to the decline in the backlog from the Company's printer and spares businesses, partially offset by the increased orders in the Company's ESS business. As a result of the growth in the ESS backlog, the Company's backlog includes a higher percentage of orders for which a delivery date to a specific customer exceeds six months. The Company's backlog as of any particular date should not be the sole measurement used in determining sales for any future period.




(in millions)
                         Three Months Ended                 Six Months Ended
                     2nd Qtr               2nd Qtr     2nd Qtr                  2nd Qtr
                       1994    Change       1993        1994      Change         1993
                    <          <          <              <            <           <
                   C          C          C              C          C          C
                   >          >          >              >          >          >
Gross margin        $   16.3   $    0.8   $   15.5       $   30.9   $  (0.1)   $   31.0

As a % of revenue       27.4 %                28.2 %         26.9 %                27.8 %


Gross margin, as a percentage of revenue, declined in the three and six month periods ending July 3, 1994, as compared to the year-ago periods. This decrease is attributable to margin pressures in the Company's equipment business, partially offset by increased sales associated with the Company's higher margin business activities, such as ESS and supplies.





(in millions)
                       Three Months Ended                 Six Months Ended
                    2nd Qtr            2nd Qtr      2nd Qtr            2nd Qtr
                     1994     Change    1993         1994    Change     1993
                    <          <          <                       <           <
                   C          C          C                      C          C
                   >          >          >                      >          >
Operating expenses:

Selling, general
 and administrative $  11.0   $   0.2   $  10.8     $  22.3   $   0.2   $  22.1
Engineering,
 research and
 product development    2.1      (0.5)      2.6         4.0      (1.1)      5.1

Total              $   13.1   $  (0.3)  $  13.4     $  26.3   $  (0.9)  $  27.2

As a % of revenue      22.1 %              24.3 %      23.0 %             24.4 %


Operating expenses decreased overall and as a percentage of revenue during the three and six month periods ending July 3, 1994, due to the favorable impact of the Company's January 1994 cost reduction program which included personnel, salary and benefit reductions for the Company's worldwide operations, partially offset by the costs necessary to support the increase in ESS operations. 1993 results reflect the favorable impact of the 1993 second quarter recognition of the recovery of $ 1.2 million due from the General Electric Company relating to prior costs for environmental matters at the Company's Waynesboro, Virginia facility.

The January 1994, cost reduction program was implemented in response to the Company's business challenges discussed above, and the program, net of severance costs, favorably impacted the three and six month periods ending July 3, 1994, by $ 0.9 million and $ 1.4 million, respectively.



(in millions)
                         Three Months Ended                Six Months Ended
                      2nd Qtr             2nd Qtr    2nd Qtr               2nd Qtr
                       1994    Change       1993      1994      Change      1993
                    <          <          <          <            <           <
                   C          C          C          C          C          C
                   >          >          >          >          >          >
Interest expense,   $    1.9   $  (0.2)   $    2.1   $    3.9   $    0.4   $    3.5
 net
Percentage change                 (9.5) %                           11.4 %

Other income        $    0.7   $   0.7    $    0.0   $    1.6   $    1.6   $    0.0

Percentage change                 N/A                                N/A


The decrease in interest expense for three months ended July 3, 1994, is a result of the decrease in the Company's borrowings from its senior credit facility, partially offset by the increase in the Company's interest rate on its senior credit facility.

The increase in the interest expense for the six months ending July 3, 1994, as compared to the year-ago period, is due to an increase in the interest rate paid on the senior credit facility and an interest payment received in January 1993 from the Internal Revenue Service of $ 0.6 million related to the settlement of prior period tax matters partially offset by the decrease in the borrowings from the senior credit facility in 1994.

During the 1994 second quarter, the Company recognized a pre-tax gain of $ 0.7 million from the purchase of the Notes described above. During the 1994 first quarter, the Company sold its remaining investment in Xeikon N.V., a Belgian printer development and manufacturing company and a pre-tax gain of $ 0.9 million was recognized.




(in millions)
                     Three Months Ended                      Six Months Ended
                   2nd Qtr              2nd Qtr         2nd Qtr                2nd Qtr
                    1994    Change       1993            1994      Change       1993
                    <          <          <              <           <           <
                   C          C          C              C          C          C
                   >          >          >              >          >          >
Income tax expense  $   0.5   $   0.5   $   0.0       $    0.6   $    0.5   $    0.1

Effective tax rate     25.0 %              55.7 %         28.9 %                46.7%


The Company's effective income tax rate for the six months ended July 3, 1994 was 28.9% as compared to 46.7% for the year-ago period. These rates are significantly affected by foreign income taxes, the utilization of net operating losses and alternative minimum income taxes.

                 Liquidity and Capital Resources




(in millions)
                                       Six Months Ended     Six Months Ended
                                           2nd Qtr               2nd Qtr
                                             1994                 1993
Cash provided by operations               $    15.6        $        2.6

Cash used in investing activities              (4.4)               (4.1)

Cash used in financing activities             (11.9)               (0.1)




(in millions)
                                            2nd Qtr              4th Qtr
                                              1994                 1993
Working capital                           $     44.9          $     33.6

Inventories                                     50.1                53.8

Debt obligations                                56.5                69.0

Debt to equity ratio                        2.1 to 1            2.8 to 1



The Company strengthened its financial position in the first six months of 1994 by reducing its outstanding debt $ 12.5 million, or 18.2% by using cash provided by operating activities and the collection of the proceeds from the sale of the Xeikon N.V. investment.

Net cash provided by operations in the first six months of 1994 increased $ 13.0 million compared to the year-ago period. Profitable operations, improved inventory management and the lower spending for restructuring programs provided the major sources of cash. The Company's current ratio rebounded to 1.9 to 1 at the end of the second quarter of 1994 as compared to 1.5 to 1 at the end of fiscal year 1993. This increase is attributable primarily to the decrease in debt classified as current for the senior credit facility, partially offset by the purchase of the Notes in the second quarter of 1994. The Company does not have any material commitments of funds for capital expenditures other than to support the current level of operations.

During the second quarter of 1994, the Company purchased $ 5.8 million of its Notes in the open market at favorable terms, thus realizing a gain of $ 0.5 million, net of taxes. The purchased Notes together with the $ 3.3 million of the Notes held in treasury from prior period purchases satisfy the Company's 1995 sinking fund requirement. In the first quarter of 1994, the Company retired $ 9.0 million principal amount of its previously purchased Notes in fulfillment of its annual sinking fund requirement.

As of July 3, 1994, the Company had $ 16.4 million outstanding and $ 8.0 million available for borrowing under its senior credit facility. On June 9, 1994, the Company and its senior creditor amended the Company's senior credit facility by extending its term to fiscal 1997, changing the rate of interest to prime plus 3.0% and providing for early termination of the facility by the Company under certain circumstances.

The Company has maintained cash flow through strict controls over working capital and discretionary spending. As discussed previously, management initiated a number of programs to improve the financial performance of the Company. Management has also continued to strive for continued revenue growth by investing in its strategic growth areas of ESS, Laser Printer Solutions and Supplies. Nevertheless, there is no assurance that the Company's initiatives will continue to be successful or that sales volume will not materially decline. Management believes that a material decline in sales volume could have a material adverse impact on its operations.

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

Not applicable.

Item 5.   Other Information:

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K:

  (a)  Exhibits
       Exhibit included in Response to Item 601 of Regulation S-K

        Number     Description
        -----      --------------------------------------------
        11.1       Statement regarding the Company's computation
                    of earnings per share

  (b)  Reports on Form 8-K:

       The Company filed a report on Form 8-K on March 15, 1994, which reported that it had signed two lease agreements pursuant to the signing of the multi-year services agreement with Computervision Corporation. A copy of the lease agreements were included as Exhibits 10.1 and 10.2 to the Form.

       The Company filed a report on Form 8-K/A on June 9, 1994, which reported that it had published a press release that announced that it had extended its senior credit facility and had acquired $ 5.8 million of its Notes. Copies of the credit facility extension agreement and the press release were included as Exhibits 10.1 and Exhibit 99.1, respectively, to the Form.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    GENICOM Corporation
                                  -----------------------
                                        Registrant


Date:  August 8, 1994


                                       James C. Gale
                                   ----------------------
                                         Signature

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