Form 10-Q
period 1994-10-02
GENICOM CORP
filed 1994-11-16
CIK 766738

                            FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended October 2, 1994

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes No

      As of October 17, 1994, there were 10,637,699 shares of Common Stock of the Registrant outstanding.

              GENICOM Corporation and Subsidiaries
                         Form 10-Q Index


                 PART I - Financial Information


Item 1.  Financial Statements

         Consolidated Balance Sheets - October  2,  1994
         and January 2, 1994                                 3

         Consolidated Statements of Income -  Three  and
         Nine Months Ended October 2, 1994 and
         October 3, 1993                                     4

         Consolidated  Statements of Cash Flows  -  Nine
         Months Ended October 2, 1994 and October 3, 1993    5

         Notes to Consolidated Financial Statements      6 - 7

Item 2.  Management's  Discussion  and  Analysis  of
         Financial Condition and Results of Operations  7 - 11


              PART II - Other Information


Item 1.  Legal Proceedings                                  12

Item 2.  Changes in Securities                              12

Item 3.  Defaults Upon Senior Securities                    12

Item 4.  Submission  of  Matters to a Vote  of  Security    12
         Holders

Item 5.  Other Information                                  12

Item 6.  Exhibits and Reports on Form 8-K                   12

Signatures                                                  13

Index to Exhibits                                          E-1

  PART I.  -  FINANCIAL INFORMATION

Item 1.   Financial Statements

 GENICOM CORPORATION AND SUBSIDIARIES
     CONSOLIDATED BALANCE SHEETS

                                        October 2,    January 2,
(In thousands, except share data)         1994          1994
                                        (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents          $   1,874     $   1,797
    Accounts receivable, less
     allowance for doubtful
     accounts of $1,631 and $1,480        36,097        35,932
    Other receivables                      3,799         7,202
    Inventories                           46,065        53,831
    Prepaid expenses and other assets      1,650         1,594
                                          ------       -------
        Total current assets              89,485       100,356
Property, plant and equipment             26,822        24,869
Goodwill                                   9,513        10,180
Other assets, principally intangibles      4,916         5,754
                                         -------       -------
                                       $ 130,736    $  141,159
                                         =======       =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt  $   1,068    $   23,263
    Accounts payable and accrued
     expenses                             35,624        36,504
    Deferred income                        8,818         6,947
                                          ------        ------
        Total current liabilities         45,510        66,714
Long-term debt, less current portion      52,734        45,757
Other non-current liabilities              5,400         4,113
                                         -------       -------
        Total liabilities                103,644       116,584
Stockholders' equity:
    Common stock, $0.01 par value;
    15,000,000 shares authorized,
    10,630,699 and 10,621,699
    shares issued                            106           106
    Additional paid-in capital            25,753        25,744
    Retained earnings                      3,863         1,781
    Foreign currency translation
     adjustment                           (1,531)       (1,957)
    Pension liability adjustment          (1,099)       (1,099)
                                         -------        ------
        Total stockholders' equity        27,092        24,575
                                         -------       -------
                                       $ 130,736    $  141,159
                                         =======       =======

The accompanying notes are an integral
part of these financial statements.

 GENICOM CORPORATION
   AND SUBSIDIARIES
     CONSOLIDATED
 STATEMENTS OF INCOME
     (Unaudited)

                       Three Months Ended       Nine Months Ended
(In thousands, except    October   October     October     October
per share data)             2,       3,           2,         3,
                           1994     1993         1994       1993
Revenues, net:
    Products           $  38,983   $  43,505  $ 123,957   $ 131,510
    Services              18,367      10,468     48,054      34,183
                          ------      ------    -------     -------
                          57,350      53,973    172,011     165,693

Operating costs and
expenses:
    Cost of revenues:
       Products           28,796      32,565     90,394      94,469
       Services           14,896       8,560     37,068      27,367
    Selling, general
     and administrative    9,460      10,001     31,801      32,121
    Engineering, research
     and product
     development           1,790       2,396      5,822       7,525
                          ------      ------    -------     -------
                          54,942      53,522    165,085     161,482
                          ------      ------    -------     -------
Operating income           2,408        451       6,926       4,211
Interest expense, net      1,823      2,019       5,731       5,550
Other income                                      1,635
                           -----      -----       -----       -----
Income (loss) before
 income taxes                585     (1,568)      2,830      (1,339)
Income tax expense            99        101         748         208
                           -----      -----       -----       -----
Net income (loss)      $     486   $ (1,669)  $   2,082    $ (1,547)
                           =====      =====       =====       =====

Earnings per common share and common share equivalent:

  Primary and Fully
   diluted             $    0.04   $  (0.16)  $    0.18    $  (0.15)

Weighted average number of common shares and common share equivalents outstanding:

Primary                   11,597     10,613      11,256      10,608

Fully diluted             11,597     10,613      11,332      10,608


The accompanying notes are an integral part of these financial statements.

 GENICOM CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
              (Unaudited)

                                              Nine Months Ended
                                          October 2,    October 3,
(In thousands)                              1994          1993
Cash flows from operating activities:
    Net income (loss)                   $     2,082  $   (1,547)
    Adjustments to reconcile net income
     to cash provided by operating
     activities:
        Depreciation                          6,976       4,952
        Amortization                          2,326       1,796
        Effect of restructuring accrual                  (3,380)
        Effect of investment gains             (901)
        Effect of gain on early
         extinguishment of bonds               (734)
        Effect of environmental
         recovery from G.E.                              (1,200)
        Changes in assets and liabilities:
            Accounts receivable                 799         675
            Inventories                       8,273      (1,874)
            Accounts payable and
             accrued expenses                   (39)      1,465
            Deferred income                   1,744       1,071
            Other                             1,159         908
                                             ------      ------
Net cash provided by operating activities    21,685       2,866

Cash flows from investing activities:
    Additions to property, plant and
     equipment                               (9,133)     (4,478)
    Proceeds from sale of investment          3,436
    Other                                      (764)     (1,379)
                                             ------       ------
Net cash used in investing activities        (6,461)     (5,857)

Cash flows from financing activities:
    Borrowings from long-term debt           17,568       21,515
    Payments on long-term debt              (27,134)     (19,745)
    Purchases of senior subordinated notes   (5,059)
                                            -------       ------
Net cash (used in) provided by
  financing activities                      (14,625)       1,770

Effect of exchange rate changes on cash
 and cash equivalents                         (522)          309
                                             ------        ------
Net increase (decrease) in cash and
  cash equivalents                              77          (912)
Cash and cash equivalents at beginning
  of period                                  1,797         3,001
                                             ------        ------
Cash and cash equivalents at end of
  period                               $     1,874   $     2,089
                                             ------        ------
 The accompanying notes are an integral
     part of these financial statements

              GENICOM CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


1. In the opinion of management, the accompanying unaudited consolidated financial statements of GENICOM Corporation and subsidiaries (the "Company" or "GENICOM") contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of October 2, 1994, and the results of operations and cash flows for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's January 2, 1994 Annual Report. The results of operations for the nine months ended October 2, 1994, are not necessarily indicative of the operating results to be expected for the full year. Certain reclassifications have been made to the 1993 condensed financial statements in order to conform to the 1994 presentation.

2.   Inventories  are stated at the lower of cost, determined  on
     the  first-in,  first-out  method  or  market.   Inventories
     consist of, in thousands:



                                  October 2,     January 2,
                                     1994          1994
Raw materials                  $    12,160    $   13,768
Work in process                      8,232         8,524
Finished goods                      25,673        31,539
                                   -------       -------
                               $    46,065    $   53,831
                                   =======       =======

3. Earnings per share are based upon the weighted average number of common shares and dilutive common share equivalents (using the treasury stock method) outstanding during the period. Common stock equivalents relating to options represent additional shares which may be issued in connection with their exercise, reduced by the number of shares which could be repurchased with the proceeds at the average market price per share computed on a quarterly basis during the year. The number of shares entering into the earnings per share computation are as follows:


                                 Three             Nine
                                 Months           Months
                                 Ended            Ended
                             October October  October October
                               2,       3,       2,     3,
                              1994    1993     1994    1993
Weighted average common
shares outstanding           10,631  10,613   10,627   10,608

Common stock equivalents:
  Options - Primary             966       0      629        0
  Options - Fully diluted         0       0       76        0

Shares outstanding - Primary 11,597  10,613   11,256   10,608
Shares outstanding - Fully
 diluted                     11,597  10,613   11,332   10,608

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


Item 2.  Management's Discussion and Analysis of Results of
          Operations and Financial Condition:

                      Results of Operations


                           Three Months Ended                   Nine Months Ended
(in millions)       3rd Qtr                3rd Qtr       3rd Qtr                 3rd Qtr
                      1994       Change     1993           1994       Change      1993
Revenues            $   57.4   $    3.4   $   54.0       $  172.0   $    6.3   $  165.7

Percentage change                   6.3 %                                3.8 %

Revenues in the three and nine month periods ending October 2, 1994, increased due to the growth in the Company's Enterprising Service Solutions ("ESS") and Supplies businesses. The gains in these two businesses were partially offset by revenue declines in both our Impact and Laser Printing Solutions businesses. The sales mix shifted as the ESS business increased to 31.7% of total revenues in the third quarter as compared to 19.0% in the year-ago period. Meanwhile, printer revenues declined to 32.5% of total revenues in the third quarter as compared to 48.8% in the year-ago period.

Printer revenues decreased 29.3% and 20.0% in the three and nine month periods ended October 2, 1994, respectively, as compared to the year-ago periods. These declines are primarily attributable to the impact printer product lines; particularly the mature serial matrix and band line printers, which declined 56.7% in the third quarter as compared to the year-ago period and the shuttle matrix line printers, which declined 21.6% in the nine month period ended October 2, 1994 as compared to the year-ago period. As expected, due to unusually high sales in the large enterprise account channel in the year-ago period, our Laser Printing Solutions business revenues declined 59.2% in the third quarter when compared to the same period in 1993. Management expects printer product revenues in 1994 to be below 1993 levels.

ESS recorded strong third quarter and year-to-date revenue growth of 77.3% and 42.3%, respectively, due to revenues generated from the Canon U.S.A., Motorola Computer Group and Computervision Corporation depot and field service contracts that were announced in the first and second quarters of 1994. On October 25, 1994, the Company announced an expansion of its service relationship with Computervision Corporation. Under the terms of this agreement, GENICOM will provide field hardware maintenance support to Computervision Corporation customers in additional locations across the U.S. This agreement is expected to generate up to $ 8.0 million of revenue in its first year. Management anticipates that 1994 ESS revenue will be above fiscal 1993 levels due to increased depot and field service activities.

Supplies revenues increased 15.5% and 19.7% in the three and nine month periods ended October 2, 1994, respectively, as compared to the year-ago period. Supplies revenue growth is attributable to increased market share achieved by increasing the number of product offerings, including laser printer supplies, and aggressive marketing in established markets. During the quarter the Company expanded activities in the manufacture and distribution of remanufactured laser supplies, both GENICOM and other manufacturers' products. Management anticipates that 1994 Supplies revenues will be above 1993 levels.

Spares revenues increased 60.9% and 21.7% in the three and nine month periods ended October 2, 1994, respectively, as compared to the year-ago period. Spares revenues increased in the third quarter due to the continued success of new printhead and print module programs. Management does not expect further increases in spares revenues as new product designs have increased reliability and resulted in fewer replaceable parts, and declines in sales of mature serial matrix and band line printers will reduce the demand for such spare parts.

Relay revenues decreased 7.9% and 1.4% in the three and nine month periods ended October 2, 1994, respectively, as compared to the year-ago period. Management expects that 1994 relay revenues will be consistent with the level attained in fiscal 1993.




(in millions)                             3rd Qtr       4th Qtr      3rd Qtr
                                            1994         1993         1993
Order backlog                         $     40.0     $  34.1      $   36.2
Change - 3rd Quarter 1994 compared to:
              Amount                                     5.9           3.8
              Percentage                                17.3 %        10.5 %

The order backlog increases compared to the 1993 fourth and third quarter are largely due to increased orders in the Company's ESS business and to a lesser extent the Laser Printing Solutions business. A decline in the backlog from the Company's impact printer product lines partially offsets this increase. As a result of the growth in the ESS backlog, the Company's backlog includes a higher percentage of orders for which a delivery date to a specific customer exceeds six months. The Company's backlog as of any particular date should not be the sole measurement used in determining sales for any future period.




                            Three Months Ended                    Nine Months Ended
(in millions)          3rd Qtr              3rd Qtr         3rd Qtr               3rd Qtr
                        1994      Change      1993           1994      Change     1993
Gross margin        $   13.7   $    0.9   $   12.8       $   44.5   $    0.6   $   43.9

As a % of revenue       23.8 %                23.8 %         25.9 %                26.5 %

Although gross margin as a percentage of revenue in the three months ending October 2, 1994, was equal to that of the year-ago period, it dropped slightly in the nine months ending October 2, 1994, compared to the similar year-ago period. Margin pressures in the Company's Impact and Laser Printing Solutions businesses, start-up costs incurred in the ESS business pursuant to the new service contracts entered in the 1994 fiscal year and unfavorable production costs in the relay business were primary factors negatively affecting gross margin in 1994.

                         Three Months Ended                Nine Months Ended
(in millions)         3rd Qtr             3rd Qtr       3rd Qtr             3rd Qtr
                       1994    Change      1993          1994    Change      1993
Operating expenses:

Selling, general
 and administrative $   9.5   $ (0.5)   $  10.0       $  31.8   $ (0.3)   $  32.1
Engineering,
 research and
 product development    1.8     (0.6)       2.4           5.8     (1.7)       7.5
                      -----     -----     -----          ----     -----     -----
Total              $   11.3   $ (1.1)  $   12.4      $   37.6   $ (2.0)   $  39.6
                      =====     =====     =====          ====     =====     =====
As a % of revenue      19.6 %              23.0 %        21.9 %              23.9 %

Operating expenses decreased overall and as a percentage of revenue during the three and nine month periods ending October 2, 1994, due to the favorable impact of the Company's January 1994 cost reduction program that included personnel, salary and benefit reductions for the Company's worldwide operations, partially offset by increased costs associated with the growth in ESS operations. Cost reduction savings totaled $ 0.4 million and $ 1.8 million in the three and nine month periods ending October 2, 1994. In addition to the impact from the cost reduction program, engineering, research and product development expenses decreased significantly during both periods due to the completion of the development of our new high speed shuttle matrix line printer and lower software development costs. 1993 results reflect the favorable impact of the 1993 second quarter recognition of the recovery of $ 1.2 million due from the General Electric Company relating to prior costs for environmental matters at the Company's Waynesboro, Virginia facility, partially offset by the $ 0.6 million incurred in the third quarter of 1993 to reorganize the Company's sales and marketing, development and administrative operations.



                          Three Months Ended                  Nine Months Ended
(in millions)         3rd Qtr             3rd Qtr        3rd Qtr             3rd Qtr
                       1994    Change      1993           1994     Change      1993
Interest expense,net  $ 1.8  $  (0.2)   $  2.0            $ 5.7    $ 0.1       $5.6

Percentage change              (10.0) %                              1.8 %

The decrease in interest expense for three months ended October 2, 1994, resulted from the impact of the Company's repurchase of its 12.5% Senior Subordinated Notes ("Notes") in the second quarter of 1994 and the decrease in the borrowings from its senior credit facility, partially offset by the interest rate increase on the same senior credit facility.

The increase in the interest expense for the nine months ending October 2, 1994, as compared to the year-ago period, is due to an interest payment received in January 1993 from the Internal Revenue Service of $ 0.6 million related to the settlement of prior period tax matters, offset by the effect of the repurchase of the Notes referred to above and a decrease in the borrowings under the senior credit facility in 1994.

During the 1994 second quarter, the Company recognized a pre-tax gain of $ 0.7 million from the purchase of Notes. During the 1994 first quarter, the Company sold its remaining investment in Xeikon N.V., ("Xeikon") a Belgian printer development and manufacturing company and a pre-tax gain of $ 0.9 million was recognized.

                             Three Months Ended                 Nine Months Ended
(in millions)           3rd Qtr              3rd Qtr        3rd Qtr               3rd Qtr
                        1994       Change      1993          1994      Change      1993
Income tax expense  $    0.1   $    0.0   $    0.1       $    0.7   $    0.5   $    0.2

Effective tax rate      16.9 %                -6.4 %         26.4 %               -15.5 %

The Company's effective income tax rate for the nine months ended October 2, 1994, was 26.4% as compared to (15.5)% for the year-ago period. These rates are significantly affected by foreign income taxes, the utilization of net operating losses and alternative minimum income taxes.







                 Liquidity and Capital Resources




                                                       Nine Months Ended
(in millions)                                            3rd Quarter
                                                     1994              1993
Cash provided by operations                    $     21.7      $        2.9

Cash used in investing activities                    (6.5)             (5.9)

Cash (used in) provided by financing activities     (14.6)              1.8



(in millions)                                       3rd                  4th
                                                   Quarter             Quarter
                                                    1994                 1993
Working capital                                $     44.0          $     33.6

Inventories                                          46.1                53.8

Debt obligations                                     53.8                69.0

Debt to equity ratio                             2.0 to 1            2.8 to 1

The Company strengthened its financial position in the first nine months of 1994 by reducing its outstanding debt $ 15.2 million, or 22.0% by using cash provided by operating activities and the collection of the proceeds from the sale of the Xeikon N.V. investment.

Net cash provided by operations in the first nine months of 1994 was $ 18.8 million greater than the similar year-ago period. The major sources of cash are attributable to profitable operations, inventory management programs, lower spending for restructuring programs and improved days sales outstanding associated with the Company's growing service business. The Company's current ratio was 2.0 to 1 at the end of the third quarter of 1994 as compared to 1.5 to 1 at the end of fiscal year 1993. This increase is primarily attributable to the decrease in debt classified as current under the senior credit facility, partially offset by the purchase of Notes in the second quarter of 1994.

Due to the needs of its growing service business, the Company has increased the cash used in investing activities in order to obtain necessary field support spares and equipment. The Company does not have any material commitments of funds for capital expenditures other than to support the current level of operations.

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

As of October 2, 1994, the Company had $ 13.7 million outstanding and $ 9.5 million available for borrowing under its senior credit facility. On June 9, 1994, the Company and its senior creditor amended the Company's senior credit facility by extending its term to fiscal 1997, changing the rate of interest to prime plus 3.0% and providing for early termination of the facility by the Company under certain circumstances.

The Company has maintained cash flow through strict controls over working capital and discretionary spending. As discussed previously, management initiated a number of programs to improve the financial performance of the Company. Management has also continued to strive for continued revenue growth by investing in its strategic growth areas of ESS, Laser Printing Solutions and Supplies. Nevertheless, there is no assurance that the Company's initiatives will continue to be successful or that sales volume will not materially decline. Management believes that a material decline in sales volume could have a material adverse impact on its operations.

As  described  in  further detail in the  Company's  1993  Annual
Report, the Company is required to adopt SFAS No. 107 "Disclosures about Fair Value of Financial Instruments" and SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" on or before fiscal year 1995. Management believes such standards will not have a material effect on the Company's financial condition or results of operations.

Negotiations in Progress
- - ------------------------
The Company is currently in negotiations with an undisclosed 3rd party to acquire their desk top printer business. Operations to be acquired involve a non-US manufacturing facility with revenues under $ 100 million.

The proposed acquisition is subject to the negotiation of definitive agreements by the various parties, government and shareholder approvals, and other customary and appropriate steps. At this time there is no assurance that any agreement will be reached.

                  Part II. - OTHER INFORMATION

Item 1.   Legal Proceedings:

Not applicable.

Item 2.   Changes in Securities:

Not applicable.

Item 3.   Defaults Upon Senior Securities:

Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders:

Not applicable.

Item 5.   Other Information:

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K:

  (a)  Exhibits

       Number             Description
       ------             ----------------------------
       27.1               Financial Data Schedule

  (b)  Reports on Form 8-K:

       The Company did not file a Form 8-K during the quarter ended October 2, 1994.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           GENICOM Corporation
                                        ------------------------
                                                Registrant


Date:  November 16, 1994


                                              James C. Gale
                                          --------------------
                                                Signature


                                           James C. Gale
                                           Senior Vice
                                           President Finance
                                           and Chief Financial
                                           Officer

                                           (Mr. Gale is the
                                           Chief Financial
                                           Officer and has been
                                           duly authorized to
                                           sign on behalf of
                                           the Registrant)

GENICOM Corporation and Subsidiaries
INDEX TO EXHIBITS TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 1994

Exhibit
Number          Description                        Page
- - ------          -----------------------            -----
27.1            Financial Data Schedule            E-2