Form 10-K
period 1995-01-01
GENICOM CORP
filed 1995-04-03
CIK 766738

====================================

                              FORM 10-K
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended January 1, 1995
                                 OR
      TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934    [NO FEE REQUIRED]

For the transition period from            to           _

                    Commission File No.: 0-14685

                         GENICOM CORPORATION
       (Exact name of registrant as specified in its charter)

          DELAWARE                 51-0271821
(State or other jurisdiction    (I.R.S. Employer
             of                Identification No.)
      incorporation or
        organization)

14800 Conference Center Drive      22021-3806
   Suite 400, Westfields,          (Zip Code)
     Chantilly, Virginia
    (Address of principal
     executive offices)

 Registrant's telephone number, including area code: (703) 802-9200

  Securities registered pursuant to Section 12(b) of the Act:  None
     Securities registered pursuant to Section 12(g) of the Act:
                    Common stock, $.01 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K X

      As of February 3, 1995, there were 10,648,299 shares of Common Stock of the Registrant outstanding. The aggregate market value of the shares of Common Stock held by non-affiliates (without admitting that any person whose shares are not included in determining such value is an affiliate) was approximately $10,731,847 based upon the closing price of the shares in the NASDAQ over-the-counter market on February 3, 1995.

                 DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's Annual Report to Stockholders for Fiscal Year Ended January 1, 1995: Parts I and II. Portions of the Registrant's definitive proxy statement with respect to the Annual Meeting of Stockholders to be held on April 27, 1995: Part III


                GENICOM Corporation and Subsidiaries
                           Form 10-K Index
PART I

Item 1.    Business                                       3
Item 2.    Properties                                    11
Item 3.    Legal Proceedings                             12
Item 4.    Submission of Matters to a Vote of  Security  12
           Holders

Executive Officers of the Registrant.                    13


PART II


Item 5.    Market for the Registrant's Common Stock and
           Related Stockholder Matters                   14
Item 6.    Selected Financial Data                       14
Item 7.    Management's  Discussion  and  Analysis   of
           Financial    Condition   and   Results    of  14
           Operations

Item 8.    Financial Statements and Supplementary Data   14
Item 9.    Changes    in    and   Disagreements    with
           Accountants  on  Accounting  and   Financial  14
           Disclosure



PART III


Item 10.   Directors  and  Executive  Officers  of  the
           Registrant                                    15
Item 11.   Executive Compensation                        15
Item 12.   Security  Ownership  of  Certain  Beneficial
           Owners and Management                         15
Item 13.   Certain     Relationships    and     Related  15
           Transactions


PART IV

Item 14.   Exhibits, Financial Statement Schedules  and
           Reports on Form 8-K                           15
Signatures                                               19

Index to Financial Statements and Schedules              F-1
Index to Exhibits                                        E-1

GENICOM Corporation and Subsidiaries

                               PART I

Item 1. BUSINESS

GENICOM Corporation ("GENICOM" or the "Company"), through its worldwide operations, designs, manufactures, markets and services a wide range of computer printer technologies for general purpose applications as well as a line of hermetically sealed relays. Through its Enterprising Service Solutions business, GENICOM provides multivendor depot and field support, express parts and professional services.

                          Printer Products

The Company offers a wide range of serial (one character at a time), line (one or more lines at a time) and page (one page at a time) printers, with performance features and prices suitable for a varied range of printing applications. Besides offering a wide range of technologies and print speeds, GENICOM's printers offer multiple combinations of features that make them suitable for diverse applications. Such features include multiple copy and extensive paper handling capabilities, multiple type styles (fonts), color printing and bar codes. GENICOM's printers are used with desktop workstations and with various networks and stand alone configurations in conjunction with micro, mini, super-mini and mainframe computers. GENICOM also manufactures and sells spare parts and supplies. Supplies include items that have a relatively short life such as printer ribbons and cartridges, while spare parts include items that have generally a longer life such as print heads and printed wire boards.

The following table reports the composition of printer sales:

                          1994       1993       1992
                          ----       ----       ----
Impact Printers          46.2%       53.9%      59.1%

Nonimpact Printers        9.3%        9.7%       3.4%

Spares                   11.7%        9.7%      13.3%

Supplies                 32.8%       26.7%      24.2%
                          ----       ----       ----
Total Printer Products  100.0%      100.0%     100.0%
                        ======      ======     ======


In 1994, sales of printers and related products accounted for 64.8% of GENICOM's revenues as compared to 72.3% for 1993 and 72.0% for 1992.

The following table sets forth a summary of certain performance features of GENICOM's principal printer products. Manufacturer's List Price Range is as of January 1995, except for the 7900 Series which was introduced in March 1995. Sales price may vary depending on features installed, customization, discounts and other factors.


<CAPTIONS>
             Year
            Volume                                                            Manufacturer's
Printer    Shipments                 Draft                                       Suggested
Product      Began    Technology   Print Speed     Features         Options      List Price
Family       <F1>     Type                                                          Range

Impact -
Serial

2000          1980     9 wire       60 to 150     teleprinters    paper handling     $ 2,906 -
Series                 serial       cps           for desktop     options,           $ 3,008
                       matrix                     applications    current
                                                                  interface and
                                                                  pedastal

3000          1983     9 or 18      240 to 400    wide range of   additional         $ 2,079 -
Series                 wire         cps           models for      fonts, graphic     $ 3,130
                       parallel or                different       buffer
                       staggered                  environments,   expansion,
                       serial                     color and bar   paper
                       matrix                     codes           handling
                                                                  options


3800          1989     18 wire      600 cps       high-speed,     additional         $ 2,125 -
Series                 parallel                   network         fonts,             $ 2,499
                       serial                     printer,        oversize
                       matrix                     advanced paper  characters and
                                                  handling and    DEC LA210,
                                                  single/dual     pedestal and
                                                  path, postnet   paper handling
                                                  and bar codes   options

3900          1990     18 wire      600 cps       designed for    additional         $ 2,999 -
Series                 parallel                   attachment to   fonts,             $ 4,520
                       serial                     IBM 3270        pedestal and
                       matrix                     controllers     paper handling
                                                 (coax) and IBM   options
                                                  Systems 3X or
                                                  AS/400
                                                 (twinax), high-
                                                  speed,
                                                  advanced paper
                                                  handling and
                                                  bar codes

Impact -
Line

4000          1986     shuttle      400 to        heavy-duty      additional         $ 6,195 -
Series                 matrix line  1400 lpm      cycle,          fonts and          $10,158
                       printer                    maintenance     paper motion
                                                  free features,  detector QMS
                                                  advanced paper  bar codes
                                                  handling,
                                                  graphics and
                                                  bar codes

                       band line    800 to       fully-formed     special            $ 8,685 -
                       printers     1200 lpm     letter quality   character          $11,990
                                                 print, rugged    bands
                                                 band printer
                                                 features and
                                                 postnet

4500          1986     shuttle      1200 to      designed for     additional         $ 7,790 -
Series                 matrix line  1400 lpm     attachment to    fonts              $11,158
                       printer                   IBM
                                                3270              QMS bar codes
                                                controllers
                                               (coax), IBM
                                                Systems 3X or
                                                AS/400
                                               (twinax)
                                                and bar codes

4800          1994     shuttle      400 to      reliable, low     QMS & IPG          $ 5,995 -
Series                 matrix line  800 lpm     cost of           graphics IBM       $ 8,013
                       printer                  ownership         twinax and
                                                printer           coax
                                                designed for
                                                connectivity
                                                to Ethernet,
                                                TCP/IP, Token
                                                Ring, AT&T SSI
                                                and LANS

4900          1994     shuttle      400 to      designed for      additional         $ 7,047 -
Series                 matrix line  800 lpm     attachment to     fonts QMS/IGP      $ 9,265
                       printer                  IBM 3270          bar codes
                                                controllers
                                               (coax), IBM
                                                Systems 3X or
                                                AS/400
                                               (twinax) and
                                                bar codes

Nonimpact

7000          1992     page         10 to 17     desktop,        interconnec-        $ 995 -
Series                 printers     ppm most     network and     tion with           $3,979
                      (laser)       transfer     multiuser       Geniscript,
                       page and     printer at   environments,   (Postscript
                       thermal      2.5 min per  high            language
                       transfer     page         resolution,     compatible
                       printer                   multiple        interpreter),
                                                 resident        multipurpose
                                                 fonts, PCL5 &   feeder,
                                                 PCL5E           versatile
                                                 compatible,     input/output
                                                 supports        paper handling
                                                 various paper   devices and
                                                 sizes           duplexing
                                                 including
                                                 large format
                                                 printing up to
                                                 11" x 17"


7900          1995     page         10 to        Multiuser, IBM  MarkNet            $ 1,399 -
Series                 printers     16 ppm       client server   internal           $ 5,665
                      (laser)                    environments,   network
                                                 full IBM 4028   adapter
                                                 IPDS            connects up to
                                                 emulation,      18 different
                                                 PCL5E &         operating
                                                 Postscript      systems,
                                                 Level 2         versatile
                                                 compatible up   input/output
                                                 to 1200 dpi,    paper handling
                                                 bar codes,      devices and
                                                 labels,         duplexing,
                                                 graphics,       various memory
                                                 electronic      options
                                                 forms


9000          1994     page       8 to 17 ppm    desktop,        Interconnec-    $ 4,195 -
Series                 printers                  network and     tion with       $ 4,395
                      (laser)                    multiuser       Geniscript
                                                 environments,   (Postscript
                                                 high            language
                                                 resolution,     compatible
                                                 multiple        interpreter),
                                                 resident        multipurpose
                                                 fonts, PCL5     feeder,
                                                 compatible,     versatile
                                                 supports        input/output
                                                 various paper   paper handling
                                                 sizes           devices and
                                                 including       duplexing
                                                 large format
                                                 printing up to
                                                 11" x 17"


The following are trademarks or registered trademarks of their respective companies: DEC of Digital Equipment Corporation;
Geniscript of GENICOM Corporation; IBM and IBM Proprinter of
International Business Machines Corporation; PCL5 & PCL5E of
Hewlett-Packard Company; Postscript of Adobe Systems, Inc.

Definitions: cps-characters per second, lpm-lines per minute, ppm-pages per minute

<F1> Represents the first year that the Printer Product
     Family had volume shipments. GENICOM continues to introduce new models within most Printer Product
     Families.




                           Service

GENICOM performs a wide range of service solutions related activities through its Enterprising Service Solutions business ("ESS"). These activities include the following services for customers of GENICOM manufactured and distributed products as well as products manufactured by others - multivendor services. Serviced products include printers, peripherals, servers, personal computers, workstations, internetworking products, systems, monitors, terminals and storage devices.

  Preventive        Regularly scheduled visits to customer
  maintenance       sites to provide routine maintainance.

  Depot repair      Unit repair or refurbishment in GENICOM's
                    quality controlled repair facility by
                    qualified depot technicians.

  Onsite support    Repair of down equipment accomplished at
                    customer site by qualified field
                    engineers.

  Technical         Phone service for customers and field
  support           engineers providing technical and
                    operating information for products and
                    software.

  Installation      Installation of hardware and software
                    products at customer's site.

  Training          Hands on training for customers, field
                    engineers, and partners at our training
                    facility or at customer's site.

  Documentation     Training and service manuals and videos
                    for a broad portfolio of hardware
                    products.

  Systems           Customer tailored solutions providing
  integration       hardware, software and services to meet
                    unique customer information technology
                    needs.

In  1992,  the Company began expanding its business  in  the multivendor service market, due to combined impact of the following: (1) the Company's rationalization efforts in the Waynesboro printer product assembly operation, (2) the recognition that the related labor force was adept at servicing multivendor computer peripheral products, and (3) the Company's existing underutilized manufacturing equipment and quality control procedures and processes which could be utilized in the service process to provide repeatable quality. The Company has been successful in expanding its multivendor service business.

As of March 1995, the Company services over 14,000 customers and 350,000 devices through its ESS domestic operations.
The Company classifies its service business into two distinct product lines: depot and field repair services.

For the depot repair operations in the U.S., the Company has established two facilities: the Waynesboro, Virginia, facility which services printers, keyboards, etc., and the Bedford, Massachusettes, facility which services workstations, systems and monitors. The Waynesboro facility performs services on both GENICOM and multivendor products in high volume, whereas the Bedford facility's primary
function is to service   multivendor products with complex
technologies.

For the field repair operations in the U.S., the Company has segregated its operations by geographic location and within each service center by field engineer skill type. The Company deploys over 450 field engineers and 85 service vans from 100 service centers in all 50 states, including all major metro areas.

GENICOM also provides its Canadian and European customers parts and services through the Company's international subsidiaries. GENICOM services its Latin American, Middle Eastern, African and Pacific Rim customers through authorized distributors of GENICOM products. ESS revenues, as a percentage of total revenues, were 28.8%, 20.5% and 20.2% in 1994, 1993 and 1992, respectively.



                     Sales and Marketing

GENICOM markets its products and services through several domestic and international channels. GENICOM's distribution channels consist of (1) national and regional distributors who sell to value added resellers ("VAR's") and dealers and end users, and (2) a direct sales force which sells to OEM's, end users and value added resellers and dealers.

Most printers are available in several standard models, enabling the Company to serve a wide range of customer requirements. A combination of accessories satisfies various printing applications. In addition, standard models are customized for OEM's and end users using GENICOM's manufacturing and engineering design capabilities. No customer accounted for more than 10% of GENICOM's total sales in 1994.

ESS has enhanced its sales and marketing abilities through the formation of alliances with its key OEM customers and the acquisition of the business of Harris Adacom Networking Services, Inc. in February 1995. These activities have enabled ESS to expand its offerings to meet a broader range of customer requirements.

GENICOM maintains international sales and marketing subsidiaries in Australia, Canada, France, Germany, Italy and the United Kingdom. These subsidiaries offer GENICOM products and services to distributors, small OEM's, system houses, VAR's and retail dealers in over 66 countries in primarily local currencies. See "Business Segment and Geographic Information."


                         Competition

Printer Products

GENICOM's printer products compete in markets characterized by rapid technological change and strong competition. The Company competes primarily in the medium and high-
performance segments of the printer market where users require reliable printers principally for word processing, shared network printing, graphics, bar codes and other business applications. The Company competes against many well-established companies, some with financial, technical and operating resources greater than GENICOM. Such competitors include large computer system manufacturers that produce printers for their own product lines and, in certain cases, for sale to other suppliers or end users. In addition, there are a number of independent printer manufacturers producing printers that compete with those offered by GENICOM.

Competitive factors within the printer market include price, performance, reliability, cost of ownership, versatility, ease of maintenance, applications solutions support, after-sales service and support and marketing channels. As the computer industry continues to move toward product standardization and relies less on proprietary designs, GENICOM's challenge is to continue to provide product differentiation based on these competitive factors. The Company believes that its ability to maintain a competitive market position depends on the following: development of applications solutions to customer needs, continued growth of nonimpact printer technologies, sustained migration to shared printing environments, effective channels to market, continued enhancement of the Company's product line and improvements in the Company's productivity. In order to enhance its competitive position in the nonimpact market, the Company purchased Printer Systems Corporation ("PSC") in February 1995. The Company expects this acquisition to broaden its page printer product line, increase its penetration in the IBM compatible market and to build on its value added application solution strategy. See "Management's Discussion and Analysis of Results of Operations and Financial Condition."

The Company believes the U.S. printer market as a whole will continue unit shipment growth and to a lesser extent revenue growth through 1997. This growth is attributable to the growth  in  the  nonimpact printer market segment  partially offset by the contraction of the impact printer market segment. This market trend should result in nonimpact printer technologies' dominance by 1995, when it is expected to constitute 81.0% of the printer units shipped. Nevertheless, impact printers continue to play a significant role in the printer industry. The serial dot matrix and line printer markets accounted for 19.9% and 3.5%, respectively of the $7.5 billion U.S. printer market in 1993. Serial dot matrix and line printer revenues overall are predicted to decline an average of 23.0% and 13.0%, respectively per year through 1998. However, the high speed segments of the serial dot matrix and line printers markets are expected to decrease at a slower rate than the rest of the impact printer market. The Company is a leader and earns a significant portion of its printer revenues in these high performance impact printer markets, offering high-speed, high performance serial matrix and shuttle matrix line printers. Such printers continue to meet customer application needs not yet satisfied by nonimpact technologies, in such areas as multipart forms, high-volume reliability and low cost of ownership.

The  Company's nonimpact printer strategy is to  compete  in the shared or network printer market segment which is anticipated to experience compounded annual growth rate of over 23.0% for unit shipments through 1998. Functionality, paper handling capabilities, applications solutions support and after sales service and support enhance the competitiveness of the Company's product introductions.

PSC provides GENICOM's Laser Printing Solutions business with proprietary software and hardware technology for distributed communications, data stream management and imaging with emphasis on complex raster image command languages for laser printers and IBM network transmission protocols. Raster imaging is a widely employed technology used in translation and creation of images for nonimpact printing and other applications. Utilizing PSC expertise, the Company has introduced a new series of desktop laser printer products for small workgroups or departmental printing.

Service

ESS competes with, among others, independent providers of repair services, the in-house repair centers of OEM's and third party maintenance organizations (TPM's) in providing maintenance and repair services. ESS believes it offers cost-effective maintenance and repair solutions to OEM's and TPM's and, therefore, considers these entities potential customers.

In another step to expand its ESS business and to increase its competitiveness, the Company recently acquired substantially all of the assets and certain liabilities of Harris Adacom Network Services, Inc. ("HANS"), including all of the stock of HANS's Canadian subsidiary, Harris Adacom Inc. The acquired operations include HANS's field and depot repair services for computers and computer peripherals which is expected to broaden ESS's core competencies and improve its efficiency. Moreover, HANS's systems integration and network diagnostic and monitoring operations will provide GENICOM new opportunities to provide its customers a total application solution. See "Management's Discussion and Analysis of Results of Operations and Financial Condition."

  ESS believes that the primary competitive factors in the maintenance and repair industry are price, scope, and quality of a company's maintenance and repair services. Due in part to the capital costs necessary to maintain adequate inventory and equipment to service large OEMs and TPMs, ESS believes the capital constraints of small maintenance and repair companies preclude them from competing with ESS for large programs. ESS also believes that the scope of its maintenance and repair operations and capabilities provides it with competitive advantages over many of its competitors.


                       Relay Products

GENICOM offers a line of relays that are used primarily in signal switching applications requiring high functional reliability and product quality. Relay revenues, as a percentage of total revenues, were 6.4%, 6.8% and 7.8% in 1994, 1993 and 1992, respectively.

GENICOM sells relay products primarily for aerospace and defense applications, automatic test equipment applications and, to a lesser extent, communication, industrial control and transportation control applications. GENICOM believes that its certified and proprietary designs should enable it to continue to participate in future major space and weapons programs. Relay revenues have declined since 1990 due to decreased spending by defense contractors. There are relatively few competitors in the relay market that GENICOM serves. See "Management's Discussion and Analysis of Results of Operations and Financial Condition."


               Manufacturing and Depot Repair

GENICOM conducts its manufacturing and assembly operations primarily at its facility in Reynosa, Mexico and to a lesser extent at its facility in Waynesboro, Virginia. The Reynosa facility assembles certain impact printer product lines and produces printed circuit boards, high-speed matrix printheads, ribbon cartridges and a variety of conventional electromechanical assemblies. The Waynesboro facility is used for shuttle matrix printer and relay manufacturing. The Company utilizes a third party manufacturer located in the Republic of India to produce certain Company designed products.

The Company performs depot repair and distribution services at its Waynesboro, Virginia and Bedford and Framingham, Massachusetts facilities.

As a result of manufacturing processes, the Company generates and manages hazardous wastes at its facilities. The Company does not believe that compliance with Federal, State and local regulations will have a material effect on its capital expenditures, financial condition or results of operations. See "Legal Proceedings."


                    Customer Arrangements

The major portion of GENICOM's sales of printers and relays is made pursuant to purchase agreements, blanket purchase orders and similar arrangements whereby products are deliverable only after the customer issues a purchase order, release or schedule covering specific numbers of units and specifying firm delivery dates. These arrangements are generally one year in duration with automatic renewal provisions. In addition, such arrangements also contain price protection provisions which provide that if GENICOM decreases its prices, customers will receive the benefit of such price decreases for products then held in inventory. GENICOM's agreements with larger OEM's for printer sales generally require the customer to provide GENICOM with continuously updated forecasts of its requirements and to issue firm orders for deliveries for up to a twelve-month period.

Besides revenue from individually negotiated arrangements with companies such as Computervision Corporation, Canon U.S.A., Motorola Computer Group, service contracts comprise the major portion of ESS revenue. The contracts typically cover one or two years, with payment due monthly, quarterly or annually, in advance. Service is available Monday through Friday, during normal working hours, with response times ranging from 4 to 8 working hours in metro areas and less than 16 working hours outside metro areas. Standard depot repair time is five working days.

The Company's order backlog at January 1, 1995 was approximately $48.9 million, compared with approximately $34.1 million at January 2, 1994. GENICOM's reportable backlog includes all orders associated with relays, service and those orders for printers, spare parts and supplies for which a delivery date within approximately six months has been specified by the customer. The Company expects to ship substantially all printer, spares and supplies orders in reported backlog within fiscal year 1995. The Company experiences lower sales each year in its third quarter due to European holidays and the two week vacation shutdown of the Company's manufacturing facilities. See "Management's Discussion and Analysis of Results of Operations and Financial Condition", for further analysis of product revenue and backlog trends.

GENICOM's working capital practices are consistent with the working capital practices of the printer industry. GENICOM's customer payment terms generally require invoices to be paid within thirty days of the date of issue. To support its ESS business and spare parts business, the Company is required to carry significant levels of spare parts, which were approximately $13.3 million and $14.4
million   at   January  1,  1995  and   January   2,   1994,
respectively.


        Engineering, Research and Product Development

GENICOM incurs engineering, research and product development costs for the following purposes: development of new products; applications solutions development; modification, enhancement and achievement of cost reductions for existing product lines; customization of products for OEM's; market research; and development of process inspection criteria to ensure new products are built to specification. GENICOM's expenditures for engineering, research and product development were $7.7 million, $9.8 million and $10.6 million in 1994, 1993 and 1992, respectively. $0.5 million of the 1993 amount related to restructuring costs. In 1994, 1993 and 1992 the Company expended 4.6%, 5.6% and 5.9% of products revenue, respectively, in engineering research and product development. See "Management's Discussion and Analysis of Results of Operations and Financial Condition."

GENICOM maintains in-house capabilities and facilities available to support its engineering and design activities. The Company also engages a number of highly specialized independent firms to supplement its own engineering capabilities and to design certain software and components for its products.


                     Proprietary Rights

GENICOM relies on patent, copyright and trade secret laws to protect its proprietary and technology rights. GENICOM obtained certain patents, licenses and cross-licenses when it acquired the Data Communication Products Business Department from General Electric Company (collectively
"G.E.") in 1983 and when it acquired the Printer related assets of Ekco Group, Inc. (formerly Centronics Data Computer Corporation, "Centronics") in 1987. GENICOM
continues to patent certain developments, holds certain patents pending and retains numerous patents expiring at various times between 1995 and 2011. In addition, the Company has a cross-licensing agreement with IBM that expires 17 years after the date of issue of certain patents pending prior to January 1, 1991.

"GENICOM" and certain other marks used in connection with the sale of the Company's products are registered trademarks of GENICOM in the United States and, in some cases, certain foreign countries. Under United States law, a registered trademark remains valid for 10 years if affirmed at the end of the sixth year. There is no limit to the number of times the registration may be renewed for additional 10-year periods. Thereafter, each registration may be renewed for additional 10 year periods; otherwise the registration will expire automatically.

GENICOM's Laser Printing Solutions strategic business unit specializes in raster imaging technology and has numerous related patents and trademarks such as "Rastek," "MIRROR_5," and "RASTOS." The combined technologies of MIRROR_5, an HP Laserjetr III emulation software package; RASTOS, a printer operating system; and GENICOM's GeniScriptr, a PostScriptr compatible interpreter, will assist in GENICOM's continued penetration into the nonimpact market in 1995.

In  connection  with the acquisition of the  printer-related assets of Centronics, GENICOM acquired a license to use  the name  "Centronics"  as  a trademark, tradename  and  service name.
______________

HP  Laserjet  is  a registered trademark of  Hewlett-Packard
Company.


                          Suppliers

GENICOM  currently purchases raw materials,  components  and
printers   from  various  domestic  and  foreign  suppliers.
GENICOM utilizes supply agreements and other arrangements whereby volume discounts can be obtained.

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

For other purchases the Company utilizes multiple suppliers, thus it is unlikely that the loss of any one supplier would have a material impact upon the manufacture or assembly of printer or relay products.

In 1994, GENICOM procured 13% of its total purchases from Toshiba Corporation ("Toshiba") which supplies the Company with certain nonimpact printer products. No other supplier accounted for a significant portion of GENICOM's total 1994 purchases. In 1993, no supplier accounted for a significant portion of GENICOM's total purchases.


                          Employees

As  of  January  1,  1995, the Company and its  subsidiaries
employed   2,382  employees.   The  Company   believes   its
relations with its employees are satisfactory.

The Company's production and maintenance employees at its Waynesboro facility are represented by the United Electrical, Radio and Machine Workers of America Local 124, under a collective bargaining agreement which expires in July 1996.



         Business Segment and Geographic Information

Operation of the Company's subsidiaries in Australia, Canada, Europe and Mexico is subject to various risks associated with political and economic developments in such countries, such as tariffs imposed to discourage imports, varying product standards and specifications, and value added and excise taxes. In addition, GENICOM is exposed to currency fluctuation risks as a result of its international sales and sourcing of products from foreign vendors. Accordingly, sales or cost of components may decrease or increase as the value of the United States dollar appreciates or depreciates relative to the currency of the source country. The Company usually hedges these currency risks through the purchase of forward exchange contracts and expects to continue this practice in the future.

In December 1994, the Mexican peso suffered a devaluation of approximately 30%. The impact on the Company's financial position, results of operations and liquidity was immaterial. The peso devaluation is expected to lower the Company's manufacturing costs, but inflation in Mexico is expected to largely offset the benefits of the peso devaluation.

Reference is hereby made to Notes 1 and 10 of the Notes to Consolidated Financial Statements incorporated by reference in Item 8 of this report for further financial information by business segment and geographic location.









Item 2.  Properties

The following table sets forth certain information with respect to the Company's owned or leased property as of January 1, 1995:

                                       Square    Owned     Year
Location        Principal Uses         Feet      or        Lease
                                                 Leased    Expires
- --------        ----------             ------    ------    ----
Chantilly,      Corporate              23,000    Leased    1998
Virginia        Headquarters

Waynesboro,     Service,               377,000    Owned     --
Virginia        Manufacturing,
                Office

Waynesboro,     Service and            50,000    Leased    1995
Virginia        Manufacturing

Reynosa,        Manufacturing          120,000    Owned     --
Mexico

Reynosa,        Manufacturing          48,000    Leased    1995
Mexico

McAllen,        Distribution           37,500    Leased    1997
Texas

Bedford,        Service                155,000    Leased    1995
Mass.

Framingham,     Distribution           40,500    Leased    1995
Mass.

GENICOM's  leased property is occupied under standard  industrial
leases.   Each  lease  generally  contains  an  optional  renewal
provision.

The combined capacity of GENICOM's service and manufacturing facilities is 24,000 labor hours per day, of which approximately 32% is utilized. Productive capacity is based on the operation of two shifts at Reynosa, Mexico, Bedford and Framingham, Massachusetts and three shifts at Waynesboro, Virginia.

The Company's Waynesboro property is subject to a lien in favor of the Company's lender under its revolving loan agreement.


Item 3.  Legal Proceedings

The Company and the former owner of its Waynesboro facility, G.E., have generated and managed hazardous wastes at the facility for many years as a result of their use of materials such as industrial solvents and heavy metals, like chromium, in manufacturing processes. As a result of permit applications filed by the Company in connection with these activities, the United States Environmental Protection Agency ("EPA") conducted a Resource Conservation and Recovery Act ("RCRA") facility assessment at the site. The EPA determined that releases and potential releases of hazardous wastes into the environment had or potentially could have occurred at the facility and, as a result, a corrective action order process was initiated. The Company and the EPA have agreed to a corrective action consent order (the "Order") issued under section 3008(h) of the RCRA, which became effective on September 14, 1990. The Order requires the Company to undertake an investigation of solid waste management units at its Waynesboro, Virginia facility and to conduct a study of any necessary corrective measures that may be required. Although the Order is currently being implemented, it is not possible for the Company to reliably estimate the total cost of the investigation and the study required by the order. If, as a result of the investigation and study, corrective measures are required, the Company expects that it will then enter into discussions with the EPA concerning a further order for that purpose.

On December 9, 1993, the Company entered into a Cooperation Agreement ("Agreement") with G.E. covering certain environmental matters at the Company's Waynesboro, Virginia site. One of the matters covered is the cost of responding to the Order. The Agreement provides that G.E. will bear 70.0% of the allocable costs relating to the Order. In 1993, the Company recorded a $1.2 million recovery from G.E. of previously incurred allocable costs relating to the Order. A dispute has arisen between the Company and G.E. concerning the Agreement. Management believes that the dispute will not have a material effect upon the financial condition, results of operations or liquidity of the Company.

As a result of the continuing financial obligation which G.E. has with respect to releases at the facility both under the Agreement and by law and the protracted nature of the investigation, the Company believes that the costs of the investigation and study and any corrective action that may be required are not likely to have a material effect upon the financial condition, results of operations or liquidity of the Company.

On January 9, 1992, the Company was notified by the EPA that it is one of 700 potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, for necessary corrective action at a hazardous waste disposal site in Greer, South Carolina. In prior years, the Company arranged for the transportation of wastes to the site for treatment or disposal. Based on information currently available, the Company believes its share of the costs of the investigation and any necessary corrective action is not likely to have a material effect upon the financial condition, results of operations or liquidity of the Company.

In the ordinary course of business, the Company is party to various environmental, administrative and legal proceedings. In the opinion of management, the Company's liability, if any, in all pending litigation or other legal proceedings, other than those discussed above, will not have a material effect on its financial condition, results of operations or liquidity of the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable.

Executive Officers of the Registrant

The following table sets forth certain information with respect to the Company's executive officers as of January 1, 1995:

Name            Age    Title
- -----------     ---    ----------------
Paul T. Winn     50    Director,   President  and  Chief  Executive
                       Officer

James C. Gale    53    Senior  Vice  President  Finance  and  Chief
                       Financial Officer

Raymond D.       55    Senior    Vice    President,   International
Stapleton              Service Market Development

James A. Jones   37    Vice President, Corporate Controller and
                       Treasurer

C. Bruce Meyer   45    Vice President Human Resources and
                       Corporate Communications

B. Garrett       46    Vice President and General Manager,
Buttner                Supplies and Service Marketing & Sales

Michael J.       46    ESS Vice President and General Manager
Shelor                 Service Logistics & Operations

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

Mr. Stapleton became Senior Vice President International Service Market Development in August 1994 after serving the Company and its predecessor, G.E., in various capacities for 30 years, most recently as Senior Vice President and General Manager Enterprising Service Solutions Division.

Mr.  Jones  has served the Company as Corporate Controller  since
November 1988, and Treasurer since March 1990.

Mr.  Meyer  was  appointed Vice President of Human  Resources  in
September 1991 after serving the Company, and its predecessor, G.E., in various human resources capacities since 1973.

Mr. Buttner was appointed Vice President and General Manager, Supplies and Service Marketing & Sales in August 1994 after having served as Vice President and General Manager Supplies Business Unit since April 1993. Prior to his appointment as a corporate officer, Mr. Buttner had served in sales, marketing and business management positions with GENICOM since 1988. Previously, Mr. Buttner was employed by G.E. for 15 years.

Mr.  Shelor was appointed ESS Vice President and General  Manager
Service  Logistics & Operations in August 1994 after serving  the
Company and its predecessor, G.E., in various operating positions since 1969.


                             PART II

Item  5.   Market for the Registrant's Common Stock  and  Related
Stockholder Matters

The information set forth under the caption "Stock Trading" on page 28 of the registrant's 1994 Annual Report to Stockholders is incorporated herein by reference. Additionally, GENICOM has not paid a cash dividend on its common stock. The Company intends to retain earnings from operations for use in its business, and therefore does not anticipate paying any cash dividends in the foreseeable future. Certain of the Company's debt arrangements restrict the payment of dividends unless certain tests are met. Reference is hereby made to Note 3 of the Notes to Consolidated Financial Statements incorporated by reference in Item 8 of this report for further financial information regarding the Company's debt arrangements.


Item 6.  Selected Financial Data

The information set forth under the caption "Eleven Year History" on pages 6 and 7 of the registrant's 1994 Annual Report to Stockholders is incorporated herein by reference.


Item   7.  Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations

The information set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 9 through 11 and 13 through 14 of the registrant's 1994 Annual Report to Stockholders is incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data

The information set forth under the captions "Consolidated Statements of Income," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows," "Consolidated Statements of Changes in Stockholders' Equity," and "Notes to Consolidated Financial Statements" on pages 8, 12, and 15 through 26 of the registrant's 1994 Annual Report to Stockholders is incorporated herein by reference.

The supplementary data regarding quarterly results of operations set forth in Note 11 of the "Notes to Consolidated Financial
Statements" on page 26 of the registrant's 1994 Annual Report to Stockholders is incorporated herein by reference.


Item  9.   Changes  in  and  Disagreements  with  Accountants  on
Accounting and Financial Disclosure

Not applicable.


                            PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item is set forth under the caption "Election of Directors" in the registrant's Proxy Statement for its 1994 annual meeting of stockholders, to be mailed to each stockholder on or about March 31, 1995, which information is incorporated herein by reference and under the heading "Executive Officers of the Registrant" appearing on page 14 of this report.


Item 11.  Executive Compensation

The information required by this item is set forth on pages 5 through 15 of the registrant's Proxy Statement for its 1995 annual meeting of stockholders, to be mailed to each stockholder on or about March 31, 1995, which information is incorporated herein by reference.


Item  12.   Security Ownership of Certain Beneficial  Owners  and
Management

The information required by this item is set forth under the caption "Principal Stockholders of the Company" in the registrant's Proxy Statement for its 1995 annual meeting of stockholders, to be mailed to each stockholder on or about March 31, 1995, which information is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

The information required by this item is set forth under the caption "Certain Transactions" in the registrant's Proxy Statement for its 1995 annual meeting of stockholders, to be mailed to each stockholder on or about March 31, 1995, which information is incorporated herein by reference.










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

Number      Description
- ------      ------------

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

 10.1 Loan and Security Agreement, dated September 25, 1990 between GENICOM Corporation and The CIT Group/Credit
           Finance, Inc. (as successor by assignment to Fidelcor
           Business Credit Corporation) - incorporated by reference to
           Exhibit 4.1 to Form 10-Q filed with the Commission on November 13, 1990. First Amendment dated May 1, 1991 and
           Second Amendment dated March 3, 1992 - incorporated by reference to Exhibit 10.1 to Form 10-K filed with the Commission on March 24, 1992. Extension of and Amendment to Financing Agreements dated September 23, 1992 in reference to the Loan and Security Agreement, dated
           September 25, 1990 between GENICOM Corporation and The CIT
           Group/Credit Finance, Inc. - incorporated by reference to
           Exhibit 10.1 to Form 8-K filed with the Commission on October 6, 1992. Extension of and Amendment to Financing
           Agreements dated June 9, 1994 in reference to the Loan and Security Agreement, dated September 25, 1990 between
           GENICOM Corporation and The CIT Group/Credit Finance, Inc.
           - incorporated by reference to Exhibit 10.1 to Form 8-K/A filed with the Commission on July 15, 1994.

 10.2 Registration Rights Agreement, dated October 21, 1983, among the Company and the several Purchasers named therein
           - incorporated by reference to Exhibit 10.2 to the Form S-1
           Registration Statement (No. 33-5458) filed with the
           Commission on June 25, 1986 (the "June 25, 1986 Registration
           Statement").

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

 10.6      Registration rights provisions contained in a Stock Purchase
           Warrant dated October 21, 1983 granted by the Company in favor of General Electric Company, which Stock Purchase
           Warrant became void after October 21, 1988 - incorporated by reference to Exhibit 10.6 to the June 25, 1986
           Registration Statement.

Number     Description
- ------     ------------
10.7#      Stock Option Plan, as amended and restated, effective as of
           February 7, 1991 - incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10Q (File No.
           0-14685) for the quarter ended March 31, 1991 filed with
           the Commission on May 15, 1991.  First Amendment to the
           Registrant's Stock Option Plan, dated February 3, 1992 -
           incorporated by reference to Exhibit 4.2 to Form S-8
           Registration Statement (No. 33-49472) filed with the
           Commission on July 10, 1992.  Second Amendment to the
           Registrant's Stock Option Plan, dated January 17, 1994 -
           incorporated by reference to Exhibit 4 to Form S-8
           Registration Statement (No. 33-53843) filed with the
           Commission on May 27, 1994.

10.8# Deferred Compensation and Savings Plan, as amended and restated, effective as of January 2, 1989 - incorporated by reference to Exhibit 10.8 to Form 10-K filed with the Commission on March 29, 1991. First Amendment to the
           Deferred Compensation and Savings Plan, dated as of November 1, 1993 - incorporated by reference to Exhibit
           10.1 to Form 8-K filed with the Commission on March 30,
           1995.  Second Amendment to the Deferred Compensation and
           Savings Plan, dated as of January 20, 1994 - incorporated by reference to Exhibit 10.2 to Form 8-K filed with the Commission on March 30, 1995.

10.9# Defined Benefit Pension Plan for Hourly Employees, as amended and restated, effective as of January 1, 1989 - incorporated by reference to Exhibit 10.9 to Form 10-K filed with the Commission on March 29, 1991.

10.10#      Incentive Compensation Plan, as amended - incorporated by
           reference to Exhibit 10.13 to the June 25, 1986
           Registration Statement.

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

10.13# Terms of employment of Paul T. Winn dated March 26, 1990 - incorporated by reference to Exhibit 10.15 to Form S-1
           Registration Statement (No. 33-23007) filed with the
           Commission on May 17, 1990.

10.14Y     Agreement Between GENICOM Corporation and TOSHIBA
           Corporation Relating to Laser Printer G751, Laser Printer
           G750 and Related Options, Supplies and Service Parts, dated
           March 31, 1992 - incorporated by reference to Exhibit 10.17 to Form 10-K filed with the Commission on March 31, 1993.

10.15 Agreement with the General Electric Company regarding environmental matters at the Registrants Waynesboro, Virginia facility, dated December 9, 1993 - incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Commission on February 23, 1994.

10.16 Lease of Bedford and Framingham, Massachutsettes facilities, dated March 11, 1994 - incorporated by reference to Exhibit 10.1 and 10.2, respectively to Form 8-
           K filed with the Commission on May 31, 1994


Number     Description
- ------     ------------

10.17      Consulting agreement between GENICOM Corporation and W.
           Allen Surber, dated October 11, 1994 - incorporated by reference to Exhibit 10.17 to Form 10-K filed with the Commission on March 31, 1995 - filed herewith.

10.18#     Consulting agreement between GENICOM Corporation and Edward
           E. Lucente, dated December 6, 1994 - incorporated by reference to Exhibit 10.18 to Form 10-K filed with the Commission on March 31, 1995 - filed herewith.

11 Statement regarding the Company's computation of earnings per share - filed herewith.

13         Portions of Annual Report to Stockholders of GENICOM
           Corporation for the Fiscal Year Ended January 1, 1995 - incorporated herein - filed herewith.

22         Subsidiaries of the Registrant - filed herewith.

24         Consent of Independent Accountants - filed herewith.

27         Financial Data Schedule - Filed only with EDGAR version.

(b)        Reports on Form 8-K

           The Company did not file a Form 8-K during the quarter ended January 1, 1995.






Y Confidential treatment granted with respect to certain provisions pursuant to 17 C.F.R. 200.80 (b) (4).
# Management contracts or compensatory plans.

                           SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized.

                           GENICOM Corporation



                           BY:   Paul T. Winn
                                 --------------
                                 Paul T. Winn

                                 President and Chief Executive
                                 Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                 Title                            Date
- -----------               --------------                   -----


Don E. Ackerman           Chairman  of the  Board  and     March 31, 1995
- ---------------           Director
Don E. Ackerman



Paul T. Winn              President     and      Chief     March 31, 1995
- ---------------           Executive Officer
Paul T. Winn              and Director (Principal
                          Executive Officer)



James C. Gale             Senior Vice President            March 31, 1995
- ---------------           Finance and Chief
James C. Gale             Financial Officer
                          (Principal Financial
                          Officer)



Bruce K. Anderson         Director                         March 31, 1995
- ---------------
Bruce K. Anderson



Edward E. Lucente         Director                         March 31, 1995
- ---------------
Edward E. Lucente



James A. Jones            Vice President, Corporate        March 31, 1995
- ---------------           Controller and
James A. Jones            Treasurer







              GENICOM Corporation and Subsidiaries

           INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

The consolidated balance sheets of GENICOM Corporation and subsidiaries as of January 1, 1995 and January 2, 1994, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended January 1, 1995, including the notes thereto, are included on pages 8, 12 and 15 through 26 of the Registrant's 1994 Annual Report to Stockholders and are incorporated herein by reference. With the exception of the aforementioned information, and the information incorporated by reference in numbered Items 5, 6, 7 and 8, no other data appearing in the Annual Report to Stockholders is deemed to be "filed" as part of this Form 10-K. The following additional financial data should be read in conjunction with these consolidated financial statements.

                                                             Page


Independents                                                 F-2
Accountants' Report

Financial Statement
Schedules:

Schedule  II           Valuation and Qualifying Accounts     F-3
                        and Reserves









1. All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedules.

                              F - 1

INDEPENDENT ACCOUNTANTS' REPORT



The Board of Directors and Stockholders of GENICOM Corporation:


We have audited the accompanying consolidated balance sheets of GENICOM Corporation and Subsidiaries (the "Company") as of January 1, 1995 and January 2, 1994, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three fiscal years in the period ended January 1, 1995, which financial statements are included on pages 8, 12 and 15 through 26 of the Company's 1994 Annual Report to Stockholders and incorporated by reference herein. We have also audited the financial statement schedules listed in the index on page F-1 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GENICOM Corporation and subsidiaries as of January 1, 1995 and January 2, 1994, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 1, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

As discussed in Note 4 to the financial statements, effective
January 4, 1993, the Company changed its method of accounting for postretirement benefits other than pensions.


Coopers & Lybrand L.L.P.
- ------------------------
Coopers & Lybrand L.L.P.

Washington, D.C.
January 31, 1995
except Note 12,
for which the date is March 1, 1995.












                              F - 2

              GENICOM Corporation and Subsidiaries

  Schedule II  - Valuation and Qualifying Accounts and Reserves

                         (In thousands)

                                    Additions
                       Balance at  Charged to   Deductions   Balance
Description            Beginning     Costs       from        at End
                       of Period      and       Reserves       of
                       Period       Expenses                 Period
                       --------     --------    --------    -------

Allowance for
doubtful accounts

Year ended:

January 3, 1993        $ 1,527      $  494       $   773    $ 1,248
                                     <F1>

January 2, 1994        $ 1,248      $  812       $   580    $ 1,480
                                     <F1>

January 1, 1995        $ 1,480      $  365       $   366    $ 1,479
                                     <F1>


Allowance for
inventory
obsolescence

Year ended:

January 3, 1993        $13,390      $ 2,690      $ 9,227    $ 6,853
                                       <F2>

January 2, 1994        $ 6,853      $ 2,367      $ 2,483    $ 6,737
                                       <F2>

January 1, 1995        $ 6,737      $ 2,723      $ 3,302    $ 6,158
                                       <F2>





<F1> "Additions" to the allowance for doubtful accounts include a foreign currency translation adjustment of $56, $(48) and $(100) in 1994, 1993 and 1992, respectively. Net bad debt expense for 1994, 1993 and 1992 was $309, $859 and $594, respectively.

<F2>  Foreign currency translation adjustments were immaterial in
  1994, 1993 and 1992.


                              F - 3





              GENICOM Corporation and Subsidiaries

                 INDEX TO EXHIBITS TO FORM 10-K
            FOR THE FISCAL YEAR ENDED JANUARY 1, 1995


<CAPTIONS>
Exhibit
Number                     Description                    Page
- ------	   ----------------------------------------       -------

10.17 Consulting  agreement between  GENICOM  Corporation  E2-E6 and W. Allen Surber, dated October 11, 1994

10.18 Consulting agreement between GENICOM Corporation     E7-E12
      and Edward E. Lucente, dated December 6, 1994

11    Statement regarding computation of per share          E13
      earnings

13    Annual Report to Stockholders of GENICOM             E14-E35
      Corporation for fiscal year ended January 1, 1995.

22    Subsidiaries of the Registrant                        E36

24    Consent of Independent Accountants                    E37

27    Financial Data Schedule                               Filed
                                                            only
                                                            with
                                                            EDGAR
                                                           version
