Form 10-Q
period 1995-04-02
GENICOM CORP
filed 1995-05-17
CIK 766738

                            FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended April 2, 1995

                               OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934    [NO FEE REQUIRED]


For the transition period from              to             _


                  Commission File No.: 0-14685


                       GENICOM CORPORATION
     (Exact name of registrant as specified in its charter)


           DELAWARE                         51-0271821
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)          Identification No.)

 14800 Conference Center Drive
     Suite 400, Westfields
      Chantilly, Virginia                   22021-3806
(Address of principal executive             (Zip Code)
           offices)


Registrant's telephone number, including area code: (703)802-9200


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past
90 days. Yes X  No    -

     As of April 21, 1995, there were 10,725,999 shares of Common
Stock of the Registrant outstanding.

                         Form 10-Q Index


                 PART I - Financial Information


Item 1.  Financial Statements

         Consolidated  Balance Sheets -  April  2,  1995     3
         and January 1, 1995

         Consolidated  Statements  of  Income  -   Three
         Months Ended April 2, 1995 and April 3, 1994        4

         Consolidated Statements of Cash Flows  -  Three
         Months Ended April 2, 1995 and April 3, 1994        5

         Notes to Consolidated Financial Statements        6-8

Item 2.  Management's   Discussion   and   Analysis   of
         Financial Condition and Results of Operations    9-12


              PART II - Other Information


Item 1.  Legal Proceedings                                  13

Item 2.  Changes in Securities                              13

Item 3.  Defaults Upon Senior Securities                    13

Item 4.  Submission  of  Matters to a Vote  of  Security 13-14
         Holders

Item 5.  Other Information                                  14

Item 6.  Exhibits and Reports on Form 8-K                   14

Signatures                                                  15

Index to Exhibits                                          E-1

  PART I.  -  FINANCIAL INFORMATION

Item 1.   Financial Statements

GENICOM CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
=====================================

<CAPTIONS>
                                        April 2,    January 1,
                                          1995        1995
(In thousands, except share data)       (Unaudited)
ASSETS                                   -------      --------
Current assets:
    Cash and cash equivalents          $   2,010     $     673
    Accounts receivable, less
     allowance for doubtful accounts
     of $1,862 and $1,479                 44,768        37,846
    Inventories                           48,031        43,368
    Prepaid expenses and other assets      5,094         5,040
                                          ------        ------
        Total current assets              99,903        86,927
Property, plant and equipment             32,863        26,215
Intangibles and other assets              25,303        14,125
                                        --------       -------
                                       $ 158,069     $ 127,267
                                        ========       =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Debt maturing within one year      $  10,815     $     371
    Accounts payable and accrued
     expenses                             48,512        37,540
    Deferred income                       12,018         8,236
                                         -------        ------
        Total current liabilities         71,345        46,147
Long-term debt, less current portion      51,413        47,192
Other non-current liabilities              5,712         5,845
                                         -------        ------
        Total liabilities                128,470        99,184

Stockholders' equity:
    Common stock, $0.01 par value;
     15,000,000 shares authorized,
     10,685,699 and 10,638,299 issued        107           106
    Additional paid-in capital            25,826        25,760
    Retained earnings                      5,652         4,351
    Foreign currency translation
     adjustment                           (1,287)       (1,435)
    Pension liability adjustment            (699)         (699)
        Total stockholders' equity        29,599        28,083
                                         -------       --------
                                       $ 158,069     $ 127,267
                                         =======       ========


The accompanying notes are an integral
 part of these financial statements.


GENICOM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
 (Unaudited)
====================================

                               Three Months Ended
                              April 2,    April 3,
(In thousands, except per        1995      1994
  share data)                  ---------  --------
Revenues, net:
    Products                   $  44,603 $ 43,484
    Services                      23,531   11,852
                                  ------   ------
                                  68,134   55,336

Operating costs and expenses:
    Cost of revenues:
       Products                   31,238   32,360
       Services                   18,481    8,365
    Selling, general and
     administration               12,933   11,375
    Engineering, research and
       product development         1,965    1,914
                                  ------   ------
                                  64,617   54,014

Operating income                   3,517    1,322
Interest expense, net              1,758    1,980
Other income                                  901
                                  ------    ------
Income before income taxes         1,759      243
Income tax expense                   458      149
                                  ------   ------
Net income                     $   1,301 $     94
                                  ======   ======

Earnings per common share
 and common share equivalent
(primary and fully diluted)    $    0.11 $   0.01
                                  ======   ======
Weighted average number of
common shares and common share
equivalents outstanding
primary and fully diluted)        11,624  10,920
                                  ======  ======

 The accompanying notes are an
 integral part of these financial statements.

 GENICOM CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
=====================================

                                         Three Months Ended,
                                          April 2,   April 3,
(In thousands)                              1995       1994
                                          --------   --------
Cash flows from operating activities:
    Net income                          $    1,301  $       94
    Adjustments to reconcile net income
     to cash provided by operating activities:
        Depreciation                         2,659       2,135
        Amortization                           987         683
        Effect of investment gain                         (901)
        Changes in assets and
         liabilities net of effects from
         acquisitions:
              Accounts receivable            (932)      (1,935)
              Inventories                  (1,948)        (520)
              Accounts payable and
               accrued expenses              (891)       1,170
              Deferred income                 720          774
              Other                         1,305        1,084
                                           -------      -------
Net cash provided by operating
 activities                                 3,201        2,584

Cash flows from investing activities:
    Payment for purchase of businesses,
     net of cash acquired                  (5,030)
    Additions to property, plant and
     equipment                             (2,691)      (2,306)
    Proceeds from sale of investment                     3,436
    Other                                    (158)        (592)
                                           -------       ------
Net cash (used in) provided by
investing activities                       (7,879)         538

Cash flows from financing activities:
    Borrowings from long-term debt         10,833        7,692
    Payments on long-term debt             (4,633)     (11,570)
                                           -------      -------
Net cash provided by (used in)
financing activities                        6,200       (3,878)

Effect of exchange rate changes on cash      (185)        (120)
and cash equivalents

Net increase (decrease) in cash and
 cash equivalents                           1,337         (876)
Cash and cash equivalents at beginning
 of period                                    673        1,797
                                          -------      --------
Cash and cash equivalents at end of
 period                                  $  2,010  $       921
                                          =======       =======
 The accompanying notes are an integral
   part of these financial statements

                                    5

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


1. In the opinion of management, the accompanying unaudited consolidated financial statements of GENICOM Corporation and subsidiaries (the "Company" or "GENICOM") contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of April 2, 1995, and the results of operations and cash flows for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's January 1, 1995 Annual Report. The results of operations for the three months ended April 2, 1995, are not necessarily indicative of the operating results to be expected for the full year. Certain reclassifications have been made to the 1994 condensed financial statements in order to conform to the 1995 presentation.

2.   Inventories  are stated at the lower of cost, determined  on
     the  first-in,  first-out method,  or  market.   Inventories
     consist of, in thousands:

                                  April 2,     January 1,                                                  1,
                                    1995         1995
                                  --------     ---------
Raw Materials                  $    14,619    $   14,354
Work in process                     11,179         6,639
Finished goods                      22,233        22,375
                                    ------        ------
                               $    48,031    $   43,368
                                    ======        ======



3.   Earnings  per  share  are based upon  the  weighted  average
     number   of   common  shares  and  dilutive   common   share
     equivalents (using the treasury stock method) outstanding during the period.

                                     Three Months Ended
                                      -----------------
                                      April 2,    April 3,
                                       1995        1994
                                      --------    --------
Weighted average common shares
   outstanding                         10,657      10,623

Dilutive common stock equivalents:
  Options - Primary and fully             967         297
    diluted
  Options - Fully diluted                   0           0
                                       ------      ------
Shares outstanding - Primary and
  fully diluted                        11,624      10,920
                                       ======      ======

4. During the first quarter ended April 2, 1995 the Company adopted the provisions of SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure - Amendment of SFAS No. 114". The implementation of SFAS Nos. 114 and 118 did not have a material effect on the Company's financial condition or results of operations.


5.   Business Acquisitions

     Printer Systems Corporation

     On February 16, 1995, the Company acquired Printer Systems Corporation ("PSC"), a privately held company whose primary business is the design, manufacture, distribution and support of printer networking products for commercial customers. PSC had 1994 revenues of $10.0 million.
     Pursuant to the purchase agreement, the Company acquired substantially all of PSC's outstanding common and preferred shares for consideration aggregating to potentially $4.8 million. Of the consideration $0.8 million was payable at closing and $1.2 million is payable over the three years subsequent to closing. The remaining balance of up to $2.8 million in consideration is contingent upon attainment of performance objectives during the three years subsequent to closing. The purchase price will be funded from the Company's cash flows from operations and credit facilities and the acquisition will be accounted for as a purchase. The allocation of the purchase price and related acquisition costs is subject to adjustment based upon refinements in the application of purchase method accounting and the final determination of the purchase price.

     Harris Adacom Network Services, Inc.

     On March 1, 1995, the Company acquired substantially all of the assets and certain liabilities of Harris Adacom Network Services, Inc. ("HANS"), including all of the stock of its Canadian subsidiary, Harris Adacom Inc. for cash and notes totaling $7.3 million. The assets acquired relate to HANS's service depot facility, field service operations, systems integration business and network baselining and monitoring operations. HANS had 1994 revenues of $36.1 million. The purchase price will be funded from the Company's cash flows from operations and credit facilities and the acquisition will be accounted for as a purchase. The allocation of the purchase price and related acquisition costs is subject to adjustment based upon refinements in the application of purchase method accounting and the final determination of the purchase price.

     Pro forma financial information

     Presented below are the unaudited pro forma statements of operations as if the acquired operations had been integrated
     into the Company effective at January  3, 1994.   Accounting
     adjustments have been  made  to  include estimated   costs
     of  the  combinations  and   to   reflect the integration
     and consolidation of facilities and personnel. Included in such integration costs are lease termination fees and relocation costs associated with redundant facilities and
     employee severance expenses.   This pro  forma  information
     has been prepared for comparative purposes only and does not purport to be indicative of the results that actually would have been obtained if the acquired operations had been conducted by the Company during the periods presented and is not intended to be a projection of future results. Presentation is in thousands except for earnings per share amounts.

                                     Three Months Ended
                                      -----------------
                                     April 2,    April 3,
                                       1995        1994
                                     --------    -------
Revenue                               $76,479  $ 67,239
                                       ------    ------
Net income                              1,313      643
                                       ------    ------
Earnings per share                    $  0.11  $  0.06
                                       ------    ------
Weighted average shares outstanding    11,624    10,920
                                       ------    ------

Item 2. Management's Discussion and Analysis of Results of
	Operations and Financial Condition:

                      Results of Operations




(in millions)      1st Quarter              1st Quarter
                      1995      Change         1994
                    ---------   -------    -------------
Revenues            $   68.1   $ 12.8      $  55.3

Percentage change                23.1 %


Revenue in the first quarter of 1995 increased 23.1% compared to the year-ago quarter primarily due to the growth in multivendor services. As a result of acquisition activities during the first quarter of 1995, the Company realigned its operations into three business groups: Multivendor Services, Product Solutions and Network Services.

The Product Solutions Group ("PSG") revenue decreased $0.7 million or 1.8% in the first quarter 1995 as compared to the prior year quarter, primarily due to the decline in the impact printing market, partially offset by growth in the laser printing market. Increases in the Company's high-speed serial matrix printers, including the 3800 Series, and the new 4800 Series shuttle matrix line impact printers favorably impacted revenues, however, they did not offset the declines in the mature serial matrix and mature shuttle matrix line impact printers. The Laser Printing Solutions business achieved year over year growth of 40.0% due primarily to sales of the 7170 network laser printer and to a lesser extent the sales of new laser printer products offered as a result of the PSC acquisition. Management expects PSG revenues to increase in 1995 due to, among others, the sales of new PSC laser printer products, a full year of volume shipments of its new shuttle matrix line impact printers and other fiscal year 1995 new product offerings.

Multivendor Services Group ("MSG") revenues in the first quarter of 1995 increased $11.8 million or 101.5% compared to the first quarter in 1994. The growth is primarily attributable to the Company's 1994 expansion into workstation, peripheral and personal copier services through its depot and field services arrangements with Computervision Corporation, Canon U.S.A. and Motorola Computer Group. The March 1, 1995 acquisition of HANS contributed $1.6 million to first quarter service revenues. Management anticipates that 1995 MSG revenue will be above fiscal 1994 levels as a result of a full year's effect of the revenues associated with the 1994 expansion efforts referred to above, the HANS acquisition, and the Company's anticipated expansion of its multivendor field and depot operations.

The Network Services Group ("NSG") was established in connection with the acquisition of HANS's United States and Canadian systems integration operations. NSG provides network system solutions including hardware and software products, consulting and network baselining and monitoring services. This business contributed $2.2 million to first quarter 1995 revenues, accounting for 17.3% of total Company revenue growth.

Relay  revenues decreased by $0.6 million or 15.3% in  the  first
quarter   of  1995  as  compared  to  the  prior  year   quarter.
Management expects that 1995 relay revenues will approximate those of fiscal 1994.

(in millions)               1st Quarter 4th Quarter 1st Quarter
                            ----------- ----------- -----------
                                1995        1994        1994
Order backlog               $     49.7  $    48.9   $     43.4
Change - 1st Quarter 1995
compared to:
              Amount                         0.8         6.3
              Percentage                     1.6 %      14.5 %



The increase in order backlog from the 1994 fourth and first quarter primarily reflects the effect of the HANS and PSC acquisitions. The increase from the 1994 fourth quarter was partially offset by the decrease in our MSG business and PSG business backlog since the fourth quarter. The Company's backlog as of any particular date should not be the sole measurement used in determining sales for any future period.

(in millions)      1st Quarter              1st Quarter
                      1995      Change         1994
                    ---------   -------    -------------
Gross margin        $   18.4   $    3.8   $   14.6

As a % of revenue       27.0 %                26.4 %



Gross margin, as a percentage of revenue, increased in the first quarter of 1995 as compared to the prior year quarter. This increase is primarily attributable to the performance of the PSG business, which was impacted by improved performance by the Company's international operations, partially offset by start-up costs incurred in the MSG business.



 (in millions)      1st Quarter              1st Quarter
                      1995      Change         1994
                    ---------   -------    -------------
Operating expenses:

Selling, general
and administrative  $  12.9   $   1.5        $  11.4
Engineering,
 research and product   2.0       0.1            1.9
development
                       ----     -----           ----
Total               $  14.9   $   1.6        $  13.3

As a % of revenue      21.9 %                   24.0 %

Operating expenses decreased as a percentage of sales in the first quarter of 1995 as compared to the year-ago period, due primarily to management's focus on contolling costs. The actual amount expended on selling, general and administrative expenses increased year over year primarily due to the expenses incurred by HANS and PSC, the increased sales and marketing efforts needed to support the new MSG businesses, the introduction of new printer products and the Company's January 1994, cost reduction program which included personnel, salary and benefit reductions for the Company's worldwide operations.

(in millions)          1st Quarter              1st Quarter
                          1995      Change         1994
                        ---------   -------    -------------
Interest expense, net   $    1.8   $  (0.2)   $    2.0
 net

Percentage change                    (10.0) %

Other income            $    0.0   $  (0.9)   $    0.9

Percentage change                   (100.0) %




The decrease in interest expense in the first quarter of 1995 as compared to the year-ago quarter is primarily due to the Company's repurchase of its 12.5% Senior Subordinated Notes ("Notes") in the second and fourth quarter of 1994 and the decrease in borrowings from its senior credit facility, partially offset by the interest rate increase on the same senior credit facility. On February 1, 1995, the Company's interest rate on its senior credit facility increased from 11.5% to 12.0%, as result of a 0.5% increase in the prime lending rate.

During the 1994 first quarter, the Company sold its remaining investment in Xeikon N.V., a Belgian printer development and manufacturing company and a pre-tax gain of $ 0.9 million was recognized.

(in millions)      1st Quarter              1st Quarter
                      1995      Change         1994
                    ---------   -------    -------------
Income tax expense  $    0.5   $    0.4   $    0.1

Effective tax rate      26.0%                 61.3%



The Company's effective income tax rate for the first quarter of 1995 was 26.0% as compared to 61.3% for the year-ago period.
These rates are significantly affected by foreign income taxes and the utilization of net operating losses.

                 Liquidity and Capital Resources

                               1st Quarter     1st Quarter
                                  1995             1994
                                 ---------        --------
Cash provided by operations      $   3.2         $   2.6

Cash (used in) provided by          (7.9)            0.5
  investing activities

Cash provided by (used in)           6.2            (3.9)
  financing activities



(in millions)                   1st Quarter   1st Quarter
                                  1995           1994
                                 ---------     --------
Working capital              $     28.6   $     40.8

Inventories                        48.0         43.4

Debt obligations                   62.2         47.6

Debt to equity ratio           2.1 to 1     1.7 to 1





The Company's working capital decreased $12.2 million as of April 2, 1995 as compared to January 1, 1995 due primarily to the purchase of HANS and PSC, which were financed primarily by borrowings from the Company's senior credit facility and the issuance of notes to the sellers. Accordingly, the Company has recorded notes payable to reflect the incremental purchase consideration for which management believes the Company will be obligated. As of April 2, 1994, $4.0 million of such notes have been classified as current obligations. Cash and cash equivalents increased $1.3 million since January 1, 1995. Net cash generated by operations improved by $0.6 million year to year due primarily to profitable operations.

Due to the needs of its growing ESS business, the Company has increased the cash used in investing activities to acquire the necessary field support spares and equipment. The Company does not have any material commitments of funds for capital expenditures other than to support the current level of operations, which includes the remaining amounts due for the HANS and PSC acquisitions.

In the first quarter of 1995, the Company retired $9.0 million principal amount of its previously purchased Notes in fulfillment of its annual sinking fund requirement. As of April 3, 1995, the Company had $3.4 million of the Notes in treasury, which will be applied to the $9.0 million needed for the 1996 sinking fund requirement. In addition to the above mentioned sinking fund requirements, on February 15, 1997, $31.0 million of the Notes will mature. While the Company expects that it will be able to satisfy the balance of the 1996 sinking fund and the 1997 maturity, there is no assurance that the Company will have the resources available to do so.

As of April 2, 1995, the Company had $18.7 million outstanding and $7.0 million available for borrowing under its senior credit facility. Management believes that the Company has adequate resources, through its cash flows from operations and credit facilities, to meet its future payment obligations to the sellers of HANS and PSC.

Management believes that a material decline in sales volume or the Company's inability to effectively execute their integration programs for the newly acquired strategic businesses could have a material adverse impact on the financial condition, results of operations, or liquidity of the Company.


                  Part II. - OTHER INFORMATION

Item 1.   Legal Proceedings:

Not applicable.

Item 2.   Changes in Securities:

Not applicable.

Item. 3   Defaults Upon Senior Securities:

Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders:

(a) The Company's annual meeting of stockholders was held on April 27, 1995.

(c) At said annual meeting, stockholders reelected the Company's four directors, amended the Company's Stock Option Plan to increase the number of Common Stock issuable under the Plan by 400,000 shares, amended the Company's Stock Option Plan to amend the exercise provision of the Stock Option Plan relating to Stock Option recipients whose employment is terminated, increased the authorized capital stock of the Company from 15,000,000 shares, consisting of 15,000,000 shares of Common Stock, $.01 par value to 18,000,000 shares consisting of 18,000,000 shares of Common Stock, $.01 par value and approved the appointment of Coopers & Lybrand L.L.P. as the Company's independent accountants.

Directors
- ---------
   Director      Votes for      Withheld     Broker Non-Votes
Don E.           7,108,247        2,833              0
 Ackerman
Bruce K.         7,106,230        4,850              0
 Anderson
Edward E.        7,108,247        2,833              0
 Lucente
Paul T. Winn     7,107,438        3,642              0


Stock Option Plan -  Increase Shares
- ------------------------------------
                               Abstentions
  Votes for        Votes           or
                  Against      Broker Non-Votes

  6,877,250       230,518         3,311



Stock Option Plan -  Extend Period for
Exercise
- --------------------------------------
                               Abstentions
  Votes for        Votes           or
                  Against      Broker Non-Votes
  6,874,152       228,145         8,783



Increase Authorized Common
Stock Shares
- ----------------------------
                               Abstentions
  Votes for        Votes           or
                  Against      Broker Non-Votes
  7,085,539        15,970         9,570


Accountants
- --------------
                               Abstentions
  Votes for        Votes           or
                  Against      Broker Non-Votes
  7,107,520        2,775           784

Item 5.   Other Information:

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K:

  (a)  Exhibits

        Number     Description
        ------     ---------------
        27.1       Financial Data
                   Schedule




  (b)  Reports on Form 8-K:

       The Company filed a report on Form 8-K on March 8, 1995, which reported that it had completed its acquisition of Printer Systems Corporation. A copy of the purchase agreement was included as Exhibit 2.1 to the Form.

       The Company filed a report on Form 8-K on March 16, 1995, which reported that it had completed its acquisition of substantially all of the assets and certain liabilities of Harris Adacom Network Services, Inc., including all of the stock of its Canadian subsidiary, Harris Adacom, Inc.
       for $7.3 million. A copy of the purchase agreement was included as Exhibit 2.1 to the Form.

       The  Company filed a report on Form 8-K on March 30, 1995,
       which   reported   that  it  had  amended   its   Deferred
       Compensation  and  Savings Plan on November  1,  1993  and
       January  20, 1994.  Copies of the amendments were included as Exhibits 10.1 and 10.2, respectively, to the Form.





                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               GENICOM Corporation
                               -------------------
                                    Registrant


Date:  May 17, 1995


                                  James C. Gale
                                  -------------
                                    Signature

                               James C. Gale
                               Senior Vice
                               President Finance
                               and Chief Financial
                               Officer

                               (Mr. Gale is the
                               Chief Financial
                               Officer and has been
                               duly authorized to
                               sign on behalf of
                               the Registrant)



GENICOM Corporation and Subsidiaries
INDEX TO EXHIBITS TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 2, 1995

Exhibit
Number           Description                Page
- -------          ---------------            -----
27.1             Financial Data Schedule    E-2





                   E-1


