Form 10-Q
period 1995-07-02
GENICOM CORP
filed 1995-08-16
CIK 766738

================================================================================

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended July 2, 1995

                                         OR
/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934   [NO FEE REQUIRED]


For the transition period from              to
                               ------------    -------------

                         Commission File No.: 0-14685


                             GENICOM CORPORATION
            (Exact name of registrant as specified in its charter)


                 DELAWARE                                    51-0271821
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                    Identification No.)

      14800 CONFERENCE CENTER DRIVE
          SUITE 400, WESTFIELDS
           CHANTILLY, VIRGINIA                               22021-3806
 (Address of principal executive offices)                    (Zip Code)



       Registrant's telephone number, including area code: (703) 802-9200


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No   -
                                             ----   ----

         As of July 21, 1995, there were 10,771,499 shares of Common Stock of the Registrant outstanding.

================================================================================

                               FORM 10-Q INDEX


                                  PART I - FINANCIAL INFORMATION


Item 1.          Financial Statements

                 Consolidated Balance Sheets - July 2, 1995 and January 1, 1995                           3

                 Consolidated Statements of Income - Three and Six Months Ended
                   July 2, 1995 and July 3, 1994                                                          4

                 Consolidated Statements of Cash Flows - Six Months Ended
                   July 2, 1995 and July 3, 1994                                                          5

                 Notes to Consolidated Financial Statements                                           6 - 8

Item 2.          Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                         9 - 12


                                  PART II - OTHER INFORMATION


Item 1.          Legal Proceedings                                                                       13

Item 2.          Changes in Securities                                                                   13

Item 3.          Defaults Upon Senior Securities                                                         13

Item 4.          Submission of Matters to a Vote of Security Holders                                     13

Item 5.          Other Information                                                                       13

Item 6.          Exhibits and Reports on Form 8-K                                                        13

Signatures                                                                                               14

                       PART I.  -  FINANCIAL INFORMATION

Item 1.   Financial Statements


                     GENICOM CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                         JULY 2,                  JANUARY 1,
  (In thousands, except share data)                                        1995                      1995
                                                                     ----------------         -----------------
                                                                       (UNAUDITED)
  ASSETS
  CURRENT ASSETS:
      Cash and cash equivalents                                    $            114          $            673
      Accounts receivable, less allowance for
          doubtful accounts of $1,656 and $1,479                             44,195                    37,846
      Inventories                                                            54,752                    43,368
      Prepaid expenses and other assets                                       5,625                     5,040
                                                                     ----------------         -----------------
          TOTAL CURRENT ASSETS                                              104,686                    86,927
  Property, plant and equipment                                              32,147                    26,215
  Intangibles and other assets                                               25,222                    14,125
                                                                     ----------------         -----------------
                                                                   $        162,055          $        127,267
                                                                     ================         =================

  LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:
      Debt maturing within one year                                $         10,384          $            371
      Accounts payable and accrued expenses                                  49,174                    37,540
      Deferred income                                                        11,761                     8,236
                                                                     ----------------         -----------------
          TOTAL CURRENT LIABILITIES                                          71,319                    46,147
  Long-term debt, less current portion                                       52,407                    47,192
  Other non-current liabilities                                               7,043                     5,845
                                                                     ----------------         -----------------
          TOTAL LIABILITIES                                                 130,769                    99,184
  STOCKHOLDERS' EQUITY:
      Common stock, $0.01 par value; 18,000,000
          shares authorized, 10,751,999 and 10,638,299
          shares issued                                                         108                       106
      Additional paid-in capital                                             25,927                    25,760
      Retained earnings                                                       7,213                     4,351
      Foreign currency translation adjustment                                (1,263)                   (1,435)
      Pension liability adjustment                                             (699)                     (699)
                                                                     ----------------         -----------------
          TOTAL STOCKHOLDERS' EQUITY                                         31,286                    28,083
                                                                     ----------------         -----------------
                                                                   $        162,055          $        127,267
                                                                     ================         =================


The accompanying notes are an integral part of these financial statements.

                      GENICOM CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                          THREE MONTHS ENDED,                         SIX MONTHS ENDED,
                                                      JULY 2,              JULY 3,              JULY 2,              JULY 3,
 (In thousands, except per share data)                  1995                 1994                1995                 1994
                                                  ===============      ===============      ===============     ================
 REVENUES, NET:
     Products                                    $       46,370       $       41,490       $       90,973      $        84,974
     Services                                            25,472               17,835               49,003               29,687
                                                  ---------------      ---------------      ---------------     ----------------
                                                         71,842               59,325              139,976              114,661
                                                  ---------------      ---------------      ---------------     ----------------

 OPERATING COSTS AND EXPENSES:
     Cost of revenues:
        Products                                         31,528               29,238               62,766               61,598
        Services                                         20,647               13,807               39,128               22,172
     Selling, general and administration                 12,440               10,966               25,373               22,341
     Engineering, research and
        product development                               2,299                2,118                4,264                4,032
     Acquisition related costs                            1,204                                     1,204
                                                  ---------------      ---------------      ---------------     ----------------
                                                         68,118               56,129              132,735              110,143
                                                  ---------------      ---------------      ---------------     ----------------

 OPERATING INCOME                                         3,724                3,196                7,241                4,518
 Interest expense, net                                    1,887                1,928                3,645                3,908
 Other income                                                                    734                                     1,635
                                                  ---------------      ---------------      ---------------     ----------------

 INCOME BEFORE INCOME TAXES                               1,837                2,002                3,596                2,245
 Income tax expense                                         278                  500                  736                  649
                                                  ---------------      ---------------      ---------------     ----------------

 NET INCOME                                      $        1,559       $        1,502       $        2,860      $         1,596
                                                  ===============      ===============      ===============     ================


 EARNINGS PER COMMON SHARE
     AND COMMON SHARE EQUIVALENT
     (primary and fully diluted)                 $         0.13       $         0.13       $         0.24      $          0.14
                                                  ===============      ===============      ===============     ================

 WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES AND COMMON SHARE EQUIVALENTS
   OUTSTANDING:

         Primary                                         12,095               11,252               11,859               11,086
                                                  ===============      ===============      ===============     ================
         Fully diluted                                   12,141               11,480               11,882               11,200
                                                  ===============      ===============      ===============     ================

The accompanying notes are an integral part of these financial statements.

                      GENICOM CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                 SIX MONTHS ENDED,
                                                                             JULY 2,                JULY 3,
 (In thousands)                                                               1995                    1994
                                                                    ------------------      ------------------
 Cash flows from operating activities:
     Net income                                                    $           2,860       $           1,596
     Adjustments to reconcile net income to cash provided
       by operating activities:
         Depreciation                                                          6,209                   4,513
         Amortization                                                          2,155                   1,507
         Effect of investment gain                                                                      (901)
         Effect of gain on early extinguishment of bonds                                                (734)
         Effect of acquisition related costs                                   1,204
         Changes in assets and liabilities net of effects
           from acquisitions:
               Accounts receivable                                               (14)                    756
               Inventories                                                    (7,924)                  4,070
               Accounts payable and accrued expenses                            (383)                  2,539
               Deferred income                                                   404                   1,472
               Other                                                             982                     786
                                                                    ------------------      ------------------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                                     5,493                  15,604
                                                                    ------------------      ------------------
 Cash flows from investing activities:
     Payment for purchase of businesses, net of cash acquired                 (8,227)
     Additions to property, plant and equipment                               (6,520)                 (7,288)
     Proceeds from sale of investment                                                                  3,436
     Other                                                                      (110)                   (560)
                                                                    ------------------      ------------------
 NET CASH USED IN INVESTING ACTIVITIES                                       (14,857)                 (4,412)
                                                                    ------------------      ------------------
 Cash flows from financing activities:
     Borrowings from long-term debt                                           19,382                  11,749
     Payments on long-term debt                                              (10,204)                (18,548)
     Purchases of senior subordinated notes                                                           (5,059)
                                                                    ------------------      ------------------
 NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                           9,178                 (11,858)
                                                                    ------------------      ------------------
 Effect of exchange rate changes on cash and cash equivalents                   (373)                   (372)
                                                                    ------------------      ------------------

 Net decrease in cash and cash equivalents                                      (559)                 (1,038)
 Cash and cash equivalents at beginning of period                                673                   1,797
                                                                    ------------------      ------------------
 Cash and cash equivalents at end of period                        $             114       $             759
                                                                    ==================      ==================

The accompanying notes are an integral part of these financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. In the opinion of management, the accompanying unaudited consolidated financial statements of GENICOM Corporation and Subsidiaries (the "Company" or "GENICOM") contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of July 2, 1995, and the results of operations and cash flows for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's January 1, 1995 Annual Report. The results of operations for the six months ended July 2, 1995, are not necessarily indicative of the operating results to be expected for the full year. Certain reclassifications have been made to the 1994 condensed financial statements in order to conform to the 1995 presentation.

2. Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. Inventories consist of, in thousands:

                                             JULY 2,        JANUARY 1,
                                              1995             1995
                                         =============    =============
         Raw materials                  $     13,128     $     14,354
         Work in process                      11,537            6,639
         Finished goods                       30,087           22,375
                                         -------------    -------------

                                        $     54,752     $     43,368
                                         =============    =============

3. Earnings per share are based upon the weighted average number of common shares and dilutive common share equivalents (using the treasury stock method) outstanding during the period. Presentation is in thousands:

                                                                  THREE MONTHS ENDED                SIX MONTHS ENDED
                                                              ==========================       ===========================
                                                                 JULY 2,         JULY 3,        JULY 2,           JULY 3,
                                                                  1995           1994             1995              1994
                                                              ============   ===========       ==========       ===========
         SHARES USED IN COMPUTATION:

         Weighted average common shares outstanding               10,734         10,627          10,695             10,625

         Shares applicable to stock options, net of shares
           assumed to be purchased from proceeds at
           average market price                                    1,361            625           1,164                461
                                                              ------------   -----------       ----------       -----------

         Total shares for earnings per common share
           and common share equivalent (primary)                  12,095         11,252          11,859             11,086

         Shares applicable to stock options in addition to
           those used in primary computation due to the
           use of period-end market price when higher
           than average market price                                  46            228              23                114
                                                              ------------   -----------       ----------       -----------

         Total fully diluted shares                               12,141         11,480          11,882             11,200
                                                              ============   ===========       ==========       ===========


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

                                                              THREE
                                                          MONTHS ENDED             SIX MONTHS ENDED
                                                         =============   ==================================
                                                                             JULY 2,             JULY 3,
                                                          JULY 3, 1994        1995                1994
                                                         =============    =============      ==============
         Revenue                                        $    70,907     $    148,340       $     138,146

         Net income                                           2,520            2,762               3,163
                                                         ============    =============      ==============

         Earnings per share                             $      0.22     $       0.23       $        0.28
                                                         ============    =============      ==============

         Weighted average shares outstanding                 11,480           11,882              11,200
                                                         ============    =============      ==============

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition:


                             RESULTS OF OPERATIONS

================================================================================================================
                                       THREE MONTHS ENDED                        SIX MONTHS ENDED
                           ========================================    =========================================
(in millions)                2ND QUARTER                2ND QUARTER    2ND QUARTER                 2ND QUARTER
                                 1995          CHANGE       1994           1995         CHANGE          1994
----------------------------------------------------------------------------------------------------------------
Revenues                     $      71.8   $     12.5    $   59.3       $    140.0   $     25.3     $    114.7
Percentage change                                21.1 %                                    22.1 %
================================================================================================================

The Company achieved revenue growth of 21.1% and 22.1% in the second quarter and first half of fiscal year 1995, respectively, as compared to the same periods in fiscal year 1994. The double digit revenue growth reflects proactive initiatives undertaken in all three of the Company's strategic business units.

Product Solutions Group ("PSG")

Revenues in this business declined slightly in the three and six month periods ended July 2, 1995, as compared to prior year periods. PSG continued to experience a decline in several of its impact printer product lines which was largely offset by growth in its laser printer products and strong performance in its high speed serial matrix impact printers.

Increases in the Company's high-speed serial matrix printers, including the 3800 Series, and the new 4800 Series shuttle matrix line impact printers favorably impacted revenues, however, they did not offset the declines in the mature serial matrix and mature shuttle matrix line impact printers. The Company's sales of laser printers increased 41.3% and 25.0% in the second quarter and first six months, respectively, on a year-to-year comparison, due primarily to sales of new laser printer products offered as a result of the PSC acquisition.

Management expects PSG revenues in the second half of 1995 to exceed 1994 second half levels due to the sales of new laser printer products, a full year of volume shipments of the Company's new shuttle matrix line impact printers and other new impact printer offerings.

Multivendor Services Group ("MSG")

MSG experienced revenue growth of 42.6% and 65.9% in the three and six month periods ended July 2, 1995, respectively, as compared to the year-ago periods. This growth reflects the Company's expansion efforts over the past eighteen months into workstation, systems, peripheral and personal copier services through its depot and field service arrangements with Computervision Corporation, Canon U.S.A. and Motorola Computer Group and the acquisition of HANS.

Management anticipates that MSG 1995 revenues will be above fiscal 1994 levels as a result of a full year's effect of the revenues associated with the expansion efforts referred to above and the Company's anticipated expansion of its multivendor field and depot operations.

Network Services Group ("NSG")

Established in March 1995, this business addresses the expanding market for integrated network services. This business contributed revenues of $5.7 million and $7.9 million to the three and six month periods ended July 2, 1995, respectively. Management expects second half revenues for this business to exceed first half levels due to expanded sales and marketing programs and growth in its business with Nasdaq subscribers, resulting from the Company's customer arrangement with Nasdaq.

Relay revenues decreased $0.8 million and $1.3 million in the three and six month periods ended July 2, 1995, respectively, as compared to the year-ago periods. Management does not expect that 1995 relay revenues will meet those of fiscal 1994.

The Company historically experiences a decrease in revenue volume in its third quarter due to European holidays. As a result, third quarter revenues may be lower than those in the second quarter.

===================================================================================================================
(IN MILLIONS)                                              2ND QUARTER        4TH QUARTER        2ND QUARTER
                                                              1995               1994               1994
-------------------------------------------------------------------------------------------------------------------
Order backlog                                            $        43.4      $        48.9      $        37.7
Change - 2nd Quarter 1995 compared to:
              Amount                                                                 (5.5)               5.7
              Percentage                                                            (11.2)%             15.1 %
===================================================================================================================

The decrease in order backlog from the 1994 fourth quarter is the result of a decrease in order backlog associated with the order rates of certain customers in the PSG and MSG businesses. The increase in order backlog from the 1994 second quarter is due to the HANS and PSC business acquisitions and an increase in pre-acquisition MSG backlog.

====================================================================================================================
                                    THREE MONTHS ENDED                             SIX MONTHS ENDED
                         ========================================       ============================================
(in millions)            2ND QUARTER                  2ND QUARTER          2ND QUARTER                 2ND QUARTER
                             1995         CHANGE         1994                1995           CHANGE        1994
--------------------------------------------------------------------------------------------------------------------
Gross margin             $       19.7   $    3.4   $     16.3          $    38.1        $    7.2      $    30.9

As a % of revenue                27.4 %                  27.4 %             27.2 %                         26.9 %
====================================================================================================================

The Company's consolidated gross margin, as a percentage of revenue, did not change significantly during the periods.

The Company expects slightly improved performance in the second half due to the progress the Company had made in the second quarter in eliminating duplicative costs associated with its 1995 business acquisition of HANS and PSC.

===========================================================================================================================
                                          THREE MONTHS ENDED                              SIX MONTHS ENDED
                           =============================================      =============================================
(IN MILLIONS)                  2ND QUARTER                2ND QUARTER          2ND QUARTER                 2ND QUARTER
                                  1995            CHANGE     1994                 1995             CHANGE     1994
---------------------------------------------------------------------------------------------------------------------------
Operating expenses:

Selling, general and
    Administrative             $        12.4   $    1.4     $      11.0       $      25.4     $    3.1     $     22.3
Engineering, research and
    Product development                  2.3        0.2             2.1               4.3          0.3            4.0
Acquistion related costs                 1.2        1.2             0.0               1.2          1.2            0.0
                                -------------   --------     -----------       -----------     --------     ----------
Total                          $        15.9   $    2.8     $      13.1       $      30.9     $    4.6     $     26.3

As a % of revenue                       22.2 %                     22.1 %            22.0 %                      23.0 %
============================================================================================================================

During the quarter, the Company recorded a charge against earnings of $1.2 million for costs in connection with a proposed acquisition which was terminated plus non-capitalized costs associated with the Company's 1995 business acquisitions. Excluding the effects of the $1.2 million charge, the Company experienced a decrease in operating expenses, as a percentage of revenue, in both the three and six month periods of 1995 as compared to the year-ago periods. This decrease is attributable to management's focus on controlling discretionary costs.

The actual amount expended on operating expenses increased year over year primarily due to the expenses incurred by HANS and PSC, increased sales and marketing efforts needed to support the growth in the multivendor services and network services businesses, the introduction of new printer products and the Company's January 1994, cost reduction program which included personnel, salary and benefit reductions for the Company's worldwide operations.

========================================================================================================================

                                              THREE MONTHS ENDED                          SIX MONTHS ENDED
                               ==========================================     ==========================================
(IN MILLIONS)                      2ND QUARTER              2ND QUARTER        2ND QUARTER                 2ND QUARTER
                                       1995          CHANGE     1994               1995           CHANGE       1994
------------------------------------------------------------------------------------------------------------------------
Interest expense, net           $       1.9   $    0.0       $    1.9           $    3.6     $   (0.3)      $      3.9

Percentage change                                  0.0 %                                         (7.7)%

Other income                    $       0.0   $   (0.7)      $    0.7           $    0.0     $   (1.6)      $      1.6

Percentage change                               (100.0)%                                       (100.0)%
========================================================================================================================


The decrease in interest expense in the first six months of 1995 as compared to the year-ago period is primarily due to the Company's repurchase of its 12.5% Senior Subordinated Notes in 1994, partially offset by an increase in Company borrowings from its senior credit facility. This increase resulted from the Company's 1995 business acquisition activities which increased the Company's borrowings and an interest rate increase on the same senior credit facility on February 1, 1995. Additionally, on July 7, 1995, the Company's interest rate on the senior credit facility decreased from 12.0% to 11.75%, as result of a 0.25% decrease in the prime lending rate.

During 1994, the Company realized pre-tax gains of $0.7 million and $0.9 million on the early extinguishments of debt and the sale of an investment in a Belgian company, respectively.

===================================================================================================================
                                     THREE MONTHS ENDED                           SIX MONTHS ENDED
                        ===========================================    ============================================
(IN MILLIONS)            2ND QUARTER                  2ND QUARTER        2ND QUARTER                2ND QUARTER
                            1995           CHANGE        1994               1995           CHANGE      1994
-------------------------------------------------------------------------------------------------------------------
Income tax expense       $        0.3   $   (0.2)     $      0.5          $     0.7     $   0.1         $    0.6

Effective tax rate                15.1%                     25.0%              20.5%                       28.9%
===================================================================================================================


The Company's effective income tax rate for the second quarter of 1995 was 15.1% as compared to 25.0% for the year-ago period. These rates are significantly affected by foreign income taxes and the utilization of net operating losses.

                        LIQUIDITY AND CAPITAL RESOURCES


=================================================================================================================
                                                                               Six Months Ended
                                                              ================================================
(in millions)                                                        2nd Quarter                2nd Quarter
                                                                         1995                       1994
-----------------------------------------------------------------------------------------------------------------
Cash provided by operations                                   $            4.8           $             15.6

Cash used in investing activities                                        (14.2)                        (4.4)

Cash provided by (used in) financing activities                            9.2                        (11.9)
=================================================================================================================

===========================================================================================================

(in millions)                                                  2ND QUARTER               4TH QUARTER
                                                                   1995                      1994
-----------------------------------------------------------------------------------------------------------
Working capital                                            $          33.4           $          40.8

Inventories                                                           54.8                      43.4

Debt obligations                                                      62.8                      47.6

Debt to equity ratio                                              2.0 to 1                  1.7 to 1
===========================================================================================================

The Company's working capital decreased $7.4 million as of July 2, 1995 as compared to January 1, 1995 due primarily to an increase in debt classified as current and the issuance of notes to the sellers of HANS and PSC. As of July 2, 1995, the Company had $3.4 million of the Notes in treasury, which will be applied to the $9.0 million needed for the 1996 sinking fund requirement. In addition, as of July 2, 1995, the Company has classified $2.0 million as current obligations due to the sellers of HANS and PSC.

Cash and cash equivalents decreased $0.6 million since January 1, 1995. Net cash generated by operations in the first six months of 1995 decreased $10.8 million compared to the year-ago period due to an increase in inventories in the PSG business. This increase is related to the relocation and outsourcing to third parties of certain manufacturing operations. Management believes PSG inventories will be reduced during the second half of 1995.

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

As of July 2, 1995, the Company had $20.0 million outstanding and $7.0 million available for borrowing under its senior credit facility. Management believes that the Company has adequate resources, through its cash flows from operations and credit facilities, to meet its future payment obligations, including those to the sellers of HANS and PSC.

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

Item 6.  Exhibits and Reports on Form 8-K:

    (a)      Exhibits

             NUMBER           DESCRIPTION
             ============   ==============================================
             27.1             Financial Data Schedule




    (b)      Reports on Form 8-K:

             On May 12, 1995, the Company filed Amendment No. 1 to its report on Form 8-K dated March 16, 1995, which reported that it had completed its acquisition of substantially all of the assets and certain liabilities of Harris Adacom Network Services, Inc., including all of the stock of its Canadian subsidiary, Harris Adacom, Inc. for $7.3 million. The Amendment included the financial statements of the business acquired and pro forma financial information.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  GENICOM Corporation
                                             ------------------------------
                                                        Registrant


Date:  August 16, 1995


                                                     James C. Gale
                                             ------------------------------
                                                        Signature

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