Form 10-Q
period 1995-10-01
GENICOM CORP
filed 1995-11-13
CIK 766738

================================================================================
                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended October 1, 1995

                                       OR
/  /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934   [NO FEE REQUIRED]


For the transition period from              to
                               ------------    -------------


                          Commission File No.: 0-14685


                              GENICOM CORPORATION
           (Exact name of registrant as specified in its charter)


                DELAWARE                               51-0271821
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)               Identification No.)

      14800 CONFERENCE CENTER DRIVE
          SUITE 400, WESTFIELDS
           CHANTILLY, VIRGINIA                         22021-3806
(Address of principal executive offices)               (Zip Code)


       Registrant's telephone number, including area code: (703) 802-9200


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No -
                                      --    --

        As of October 20, 1995, there were 10,837,499 shares of Common Stock of the Registrant outstanding.

================================================================================

                                FORM 10-Q INDEX


                         PART I - FINANCIAL INFORMATION


 Item 1.          Financial Statements

                  Consolidated Balance Sheets - October 1, 1995 and January 1, 1995                        3


                  Consolidated Statements of Income - Three and Nine Months Ended
                    October 1, 1995 and October 2, 1994                                                    4

                  Consolidated Statements of Cash Flows - Nine Months Ended
                    October 1, 1995 and October 2, 1994                                                    5


                  Notes to Consolidated Financial Statements                                           6 - 8

 Item 2.          Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                         9 - 13



                                    PART II - OTHER INFORMATION



 Item 1.          Legal Proceedings                                                                       13

 Item 2.          Changes in Securities                                                                   13

 Item 3.          Defaults Upon Senior Securities                                                         13

 Item 4.          Submission of Matters to a Vote of Security Holders                                     13

 Item 5.          Other Information                                                                       13


 Item 6.          Exhibits and Reports on Form 8-K                                                        13

 Signatures                                                                                               14

                       PART I. - FINANCIAL INFORMATION

Item 1.   Financial Statements

                      GENICOM CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                  OCTOBER 1,       JANUARY 1,
(In thousands, except share data)                                                    1995             1995
                                                                                ------------       -----------
                                                                                 (UNAUDITED)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                   $      534         $     673
    Accounts receivable, less allowance for
        doubtful accounts of $2,451 and $1,479                                      52,229            37,846
    Inventories                                                                     51,966            43,368
    Prepaid expenses and other assets                                                5,280             5,040
                                                                                ----------         ---------
        TOTAL CURRENT ASSETS                                                       110,009            86,927
Property, plant and equipment                                                       33,077            26,215
Intangibles and other assets                                                        24,381            14,125
                                                                                ----------         ---------
                                                                                 $ 167,467         $ 127,267
                                                                                ==========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Debt maturing within one year                                                  $ 8,245          $    371
    Accounts payable and accrued expenses                                           47,804            37,540
    Deferred income                                                                 10,790             8,236
                                                                                ----------         ---------
        TOTAL CURRENT LIABILITIES                                                   66,839            46,147
Long-term debt, less current portion                                                59,950            47,192
Other non-current liabilities                                                        7,611             5,845
                                                                                ----------         ---------
        TOTAL LIABILITIES                                                          134,400            99,184
STOCKHOLDERS' EQUITY:
    Common stock, $0.01 par value; 18,000,000 and 15,000,000
        shares authorized, 10,837,499 and 10,638,299 shares issued                     108               106
    Additional paid-in capital                                                      26,021            25,760
    Retained earnings                                                                8,916             4,351
    Foreign currency translation adjustment                                         (1,279)           (1,435)
    Pension liability adjustment                                                      (699)             (699)
                                                                                ----------         ---------
        TOTAL STOCKHOLDERS' EQUITY                                                  33,067            28,083
                                                                                ----------         ---------
                                                                                 $ 167,467         $ 127,267
                                                                                ==========         =========

The accompanying notes are an integral part of these financial statements.

                     GENICOM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                                                          THREE MONTHS ENDED,              NINE MONTHS ENDED,
                                                                      OCTOBER 1,       OCTOBER 2,     OCTOBER 1,       OCTOBER 2,
(In thousands, except per share data)                                    1995             1994           1995             1994
                                                                      ----------     ------------    ------------    -------------
REVENUES, NET:
    Products                                                         $  52,491       $   38,983      $  143,464      $   123,957
    Services                                                            26,015           18,367          75,018           48,054
                                                                     ---------       ----------      ----------      -----------
                                                                        78,506           57,350         218,482          172,011
                                                                     ---------       ----------      ----------      -----------

OPERATING COSTS AND EXPENSES:
    Cost of revenues:
       Products                                                         37,457           28,796         100,223           90,394
       Services                                                         21,075           14,896          60,203           37,068
    Selling, general and administration                                 13,738            9,460          39,111           31,801
    Engineering, research and
       product development                                               2,166            1,790           6,430            5,822
    Acquisition related costs                                                                             1,204
                                                                     ---------       ----------      ----------      -----------
                                                                        74,436           54,942         207,171          165,085
                                                                     ---------       ----------      ----------      -----------

OPERATING INCOME                                                         4,070            2,408          11,311            6,926
Interest expense, net                                                    2,069            1,823           5,714            5,731
Other income                                                                                                               1,635
                                                                     ---------       ----------      ----------      -----------

INCOME BEFORE INCOME TAXES                                               2,001              585           5,597            2,830
Income tax expense                                                         298               99           1,034              748
                                                                     ---------       ----------      ----------      -----------

NET INCOME                                                           $   1,703       $      486      $    4,563      $     2,082
                                                                     =========       ==========      ==========      ===========

EARNINGS PER COMMON SHARE
    AND COMMON SHARE EQUIVALENT
    (primary and fully diluted)                                      $    0.14       $     0.04      $     0.38      $      0.18
                                                                     =========       ==========      ==========      ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   AND COMMON SHARE EQUIVALENTS OUTSTANDING:

        Primary                                                         12,212           11,597          11,977           11,256
                                                                     =========       ==========      ==========      ===========
        Fully diluted                                                   12,212           11,597          11,992           11,332
                                                                     =========       ==========      ==========      ===========

The accompanying notes are an integral part of these financial statements.

                     GENICOM CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                                                       NINE MONTHS ENDED,
                                                                                                   OCTOBER 1,     OCTOBER 2,
(In thousands)                                                                                        1995           1994
                                                                                                   -----------    -----------
Cash flows from operating activities:
    Net income                                                                                     $   4,563       $    2,082
    Adjustments to reconcile net income to cash provided
      by operating activities:
        Depreciation                                                                                  10,360            6,976
        Amortization                                                                                   3,292            2,326
        Effect of investment gain                                                                                        (901)
        Effect of gain on early extinguishment of bonds                                                                  (734)
        Effect of acquisition related costs                                                            1,204
        Changes in assets and liabilities net of effects from acquisitions:
              Accounts receivable                                                                     (7,989)             799
              Inventories                                                                             (5,008)           8,273
              Accounts payable and accrued expenses                                                   (1,546)             (39)
              Deferred income                                                                           (571)           1,744
              Other                                                                                    1,984            1,159
                                                                                                   ---------       ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                              6,289           21,685
                                                                                                   ---------       ----------
Cash flows from investing activities:
    Payment for purchase of businesses, net of cash acquired                                          (9,793)
    Additions to property, plant and equipment                                                       (11,628)          (9,133)
    Proceeds from sale of investment                                                                                    3,436
    Other                                                                                               (208)            (764)
                                                                                                   ---------       ----------
NET CASH USED IN INVESTING ACTIVITIES                                                                (21,629)          (6,461)
                                                                                                   ---------       ----------

Cash flows from financing activities:
    Borrowings from long-term debt                                                                    27,867           17,568
    Payments on long-term debt                                                                       (12,297)         (27,134)
    Purchases of senior subordinated notes                                                                             (5,059)
                                                                                                   ---------       ----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                                   15,570          (14,625)
                                                                                                   ---------       ----------
Effect of exchange rate changes on cash and cash equivalents                                            (369)            (522)
                                                                                                   ---------       ----------
Net (decrease) increase in cash and cash equivalents                                                    (139)              77
Cash and cash equivalents at beginning of period                                                         673            1,797
                                                                                                   ---------       ----------
Cash and cash equivalents at end of period                                                         $     534       $    1,874
                                                                                                   =========       ==========

The accompanying notes are an integral part of these financial statements

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1. In the opinion of management, the accompanying unaudited consolidated financial statements of GENICOM Corporation and Subsidiaries (the "Company" or "GENICOM") contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of October 1, 1995, and the results of operations and cash flows for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's January 1, 1995 Annual Report. The results of operations for the nine months ended October 1, 1995, are not necessarily indicative of the operating results to be expected for the full year. Certain reclassifications have been made to the 1994 condensed financial statements in order to conform to the 1995 presentation.

2. Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. Inventories consist of, in thousands:

                                OCTOBER 1,         JANUARY 1,
                                  1995               1995
                               ------------       ----------
Raw materials                  $  14,059          $   14,354
Work in process                   11,408               6,639
Finished goods                    26,499              22,375
                               ---------          ----------
                               $  51,966          $   43,368
                               =========          ==========

3. Earnings per share are based upon the weighted average number of common shares and dilutive common share equivalents (using the treasury stock method) outstanding during the period. Presentation is in thousands:

                                                       THREE MONTHS ENDED         NINE MONTHS ENDED
                                                    ----------------------   --------------------------
                                                    OCTOBER 1,  OCTOBER 2,   OCTOBER 1,   OCTOBER 2,
                                                       1995        1994        1995         1994
                                                     ---------  ----------   ----------   ------------
SHARES USED IN COMPUTATION:
Weighted average common shares outstanding           10,809      10,631       10,733         10,627

Shares applicable to stock options, net of shares
  assumed to be purchased from proceeds at
  average market price                                1,403         966        1,244            629
                                                     ------      ------       ------         ------
Total shares for earnings per common share
  and common share equivalent (primary)              12,212      11,597       11,977         11,256

Shares applicable to stock options in addition to
  those used in primary computation due to the
  use of period-end market price when higher
  than average market price                                                       15             76
                                                     ------      ------       ------         ------
Total fully diluted shares                           12,212      11,597       11,992         11,332
                                                     ======      ======       ======         ======

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

5.       Business Acquisitions

         Printer Systems Corporation

         On February 16, 1995, the Company acquired Printer Systems Corporation ("PSC"), a privately held company whose primary business is the design, manufacture, distribution and support of printer networking products for commercial customers. PSC had 1994 revenues of $10.0 million. Pursuant to the purchase agreement, the Company acquired substantially all of PSC's outstanding common and preferred shares for consideration aggregating to potentially $4.8 million. Of the consideration $0.8 million was payable at closing and $1.2 million is payable over the three years subsequent to closing. The remaining balance of up to $2.8 million in consideration is contingent upon attainment of performance objectives during the three years subsequent to closing, and will be funded from the Company's cash flows from operations and credit facilities. The acquisition has been accounted for as a purchase, and the allocation of purchase price and related acquisition costs is subject to adjustment based upon refinements in the application of purchase method accounting and the final determination of the purchase price.

         Harris Adacom Network Services, Inc.

         On March 1, 1995, the Company acquired substantially all of the assets and certain liabilities of Harris Adacom Network Services, Inc. ("HANS"), including all of the stock of its Canadian subsidiary, Harris Adacom Inc. for cash and notes totaling $7.3 million. The assets acquired relate to HANS's service depot facility, field service operations, systems integration business and network baselining and monitoring operations. HANS had 1994 revenues of $36.1 million. The purchase price was funded from the Company's cash flows from operations and credit facilities and the acquisition has been accounted for as a purchase. The allocation of the purchase price and related acquisition costs is subject to adjustment based upon refinements in the application of purchase method accounting and the final determination of the purchase price.

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

                                                    THREE
                                                MONTHS ENDED               NINE MONTHS ENDED
                                              ------------------   -----------------------------------
                                                 OCTOBER 2,           OCTOBER 1,          OCTOBER 2,
                                                    1994                1995                 1994
                                              ---------------      ---------------     ---------------
Revenue                                         $   68,393          $   226,846         $    206,539

Net income                                             790                4,430                3,953
                                                ==========          ===========         ============

Earnings per share                              $     0.07          $      0.37         $       0.35
                                                ==========          ===========         ============

Weighted average shares outstanding                 11,597               11,992               11,332
                                                ==========          ===========         ============

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition:

                            RESULTS OF OPERATIONS

=============================================================================================================
(in millions)                               THREE MONTHS                           NINE MONTHS
                                -------------------------------   ------------------------------------------
                                  1995          1994     CHANGE      1995            1994             CHANGE
                               ---------    ---------    ------   ----------      ----------          ------
Product Solutions              $  39,054    $  35,401     10.3%   $  116,019      $  113,113             2.6%
Multivendor Services              25,924       18,370     41.1%       74,848          47,861            56.4%
Integrated Network Services       10,645                     nm       18,598                               nm
Other                              2,883        3,579    -19.4%        9,017          11,037           -18.3%
                               ---------    ---------             ----------      ----------
                               $  78,506    $  57,350     36.9%   $  218,482      $  172,011            27.0%
                               =========    =========    ======   ==========      ==========          =======
=============================================================================================================

The Company achieved revenue growth of 36.9% and 27.0% in the three and nine month periods ended October 1, 1995, respectively, as compared to the same periods in fiscal year 1994. This growth reflects the strategic initiatives undertaken during the past year in the Company's three business groups.

Product Solutions Group ("PSG")

Revenues in this business increased 10.3% and 2.6% in the three and nine month periods ended October 1, 1995, respectively, as compared to the year-ago periods. This growth is attributable to the favorable market acceptance of the 4800 Series and 3800 Series matrix printers, as well as the 7900 Series laser printers. Additionally, through new marketing programs, these products are experiencing growth in the value added markets of IBM environments and industrial graphics. The Company continues to invest in new product development directed at growing market share in its selectively chosen market.

Management anticipates that PSG 1995 revenues will be above fiscal year 1994 levels due to the sales of new laser printer products, a full year of volume shipments of the Company's new shuttle matrix line impact printers and other new impact printer offerings.

Multivendor Services Group ("MSG")

MSG experienced revenue growth of 41.1% and 56.4% in the three and nine month periods ended October 1, 1995, respectively, as compared to the year-ago periods. This growth primarily reflects the effects of the first quarter 1995 business acquisition of Harris Adacom Network Services, Inc., which was driven by the Company's strategic initiative of expanding its capabilities in the client server environment. In addition to the Company's field service growth, the Company expanded its capabilities to include depot repair and unique professional services through multiple channels directed at workstations, PCs, networks, peripherals and copiers. In addition, the Company's peripherals depot service business with IBM continues to increase year-over-year.

Management anticipates that MSG revenues will continue to show year-over-year growth in future quarters.

Integrated Network Services Group ("INS")

This recently established business group reported that third quarter revenues increased $4.9 million over the second quarter of 1995, reflecting the completion of a significant Canadian contract. While the initial margins on this contract were low, higher margins are expected on future annuity business associated with the contract. This business is characterized by larger contract values with long selling cycles. Accordingly, the Company does not anticipate achieving consistency in revenue growth at this early stage.

Management anticipates that INS fourth quarter revenues will approximate those experienced in the second quarter.


Relay revenues decreased $0.7 million and $2.0 million in the three and nine month periods ended October 1, 1995, respectively, as compared to the year-ago periods. Management does not expect that 1995 relay revenues will meet those of fiscal 1994.

===============================================================================================
(in millions)                               3RD QUARTER     4TH QUARTER          3RD QUARTER
                                                1995            1994                 1994
-----------------------------------------------------------------------------------------------
Order backlog                               $    49.3         $ 48.9              $     40.0
Change - 3rd Quarter 1995 compared to:
              Amount                                             0.4                     9.3
              Percentage                                         0.8  %                 23.3  %
===============================================================================================

The increase in order backlog from the 1994 fourth quarter is the result of strong relay products orders during the 1995 third quarter, partially offset by decreased order rates of certain customers in the PSG and MSG businesses. The increase in order backlog from the 1994 third quarter is due to increased multivendor services and relay products backlog.


===============================================================================================================
                                     THREE MONTHS ENDED                            NINE MONTHS ENDED
                            -------------------------------------         -------------------------------------
(in millions)               3RD QUARTER               3RD QUARTER         3RD QUARTER              3RD QUARTER
                               1995        CHANGE        1994                1995         CHANGE       1994
---------------------------------------------------------------------------------------------------------------
Gross margin                 $ 20.0        $  6.3       $  13.7          $   58.1       $  13.6      $  44.5

As a % of revenue              25.4  %                     23.8  %           26.6  %                    25.9 %
===============================================================================================================

The Company's consolidated gross margin, as a percentage of revenue, increased slightly during the periods. Management anticipates margins will continue to show slight improvement, when compared to year-ago periods, due to improved revenue mix and an improved ratio of revenue to fixed costs.

===============================================================================================================
                                     THREE MONTHS ENDED                            NINE MONTHS ENDED
                            -------------------------------------         -------------------------------------
(in millions)               3RD QUARTER               3RD QUARTER         3RD QUARTER              3RD QUARTER
                               1995        CHANGE        1994                1995         CHANGE       1994
---------------------------------------------------------------------------------------------------------------
Operating expenses:
Selling, general and
    administrative           $ 13.7        $  4.2       $  9.5           $   39.1       $  7.3       $  31.8
Engineering, research and
    product development         2.2           0.4          1.8                6.4          0.6           5.8
Acquistion related costs                                                      1.2          1.2
                             ------        ------       -------          --------       ------       -------
Total                        $ 15.9        $  4.6       $  11.3          $   46.7       $  9.1       $  37.6

As a % of revenue              20.3  %                     19.6  %           21.4  %                    21.9 %
===============================================================================================================

During the third quarter, the Company expended more on operating expenses, both in actual dollars and as a percentage of revenues. This increase is primarily attributable to PSG sales and marketing efforts, promotions, etc., directed at revenue growth.

On a nine month year-over-year comparison, the Company expended more actual dollars on operating expenses but less as a percentage of revenues. These results were affected by the following non-recurring events; in the second quarter of 1995, the Company recorded a charge against earnings of $1.2 million for costs in connection with a proposed acquisition which was terminated plus non-capitalized costs associated with the Company's 1995 business acquisitions; and in January 1994, the Company initiated a cost reduction program which included personnel, salary and benefit reductions for the Company's worldwide operations.

===============================================================================================================
                                     THREE MONTHS ENDED                            NINE MONTHS ENDED
                            -------------------------------------         -------------------------------------
(in millions)               3RD QUARTER               3RD QUARTER         3RD QUARTER              3RD QUARTER
                               1995        CHANGE        1994                1995         CHANGE       1994
---------------------------------------------------------------------------------------------------------------
Interest expense, net        $ 2.1         $  0.3       $  1.8           $   5.7                   $ 5.7
Percentage change                             16.7    %

Other income                                                                         $  (1.6)      $ 1.6
Percentage change                                                                     (100.0) %
===============================================================================================================

The increase in the Company's interest expense during the third quarter, as compared to the year-ago period, is a result of the increase in the Company's borrowings from its senior credit facility. This increase resulted from the Company's 1995 business acquisition activities which increased the Company's borrowings and an interest rate increase on the senior credit facility.

During 1994, the Company realized pre-tax gains of $0.7 million and $0.9 million on the early extinguishments of debt and the sale of an investment in a Belgian company, respectively.

===============================================================================================================
                                     THREE MONTHS ENDED                            NINE MONTHS ENDED
                            -------------------------------------         -------------------------------------
(in millions)               3RD QUARTER               3RD QUARTER         3RD QUARTER              3RD QUARTER
                               1995        CHANGE        1994                1995         CHANGE       1994
---------------------------------------------------------------------------------------------------------------
Income tax expense           $ 0.3         $  0.2       $  0.1           $   1.0        $   0.3      $  0.7

Effective tax rate            14.9  %                     16.9  %           18.5 %                     26.4 %
===============================================================================================================

The Company's effective income tax rate for the third quarter of 1995 was 14.9% as compared to 16.9% for the year-ago period. These rates are significantly affected by foreign income taxes and the utilization of net operating losses.

                        LIQUIDITY AND CAPITAL RESOURCES

===============================================================================================
                                                                         NINE MONTHS ENDED
                                                                   ----------------------------
(in millions)                                                      3RD QUARTER      3RD QUARTER
                                                                       1995            1994
-----------------------------------------------------------------------------------------------
Cash provided by operations                                         $   6.3         $   21.7
Cash used in investing activities                                     (21.6)            (6.5)
Cash provided by (used in) financing activities                        15.6            (14.6)
===============================================================================================

=================================================================================================
(in millions)                                                      3RD QUARTER        4TH QUARTER
                                                                       1995              1994
-------------------------------------------------------------------------------------------------
Working capital                                                     $       43.2    $        40.8
Inventories                                                                 52.0             43.4
Debt obligations                                                            68.2             47.6
Debt to equity ratio                                                    2.1 to 1         1.7 to 1
=================================================================================================

The Company's working capital increased $2.4 million as of October 1, 1995 as compared to January 1, 1995. This increase is primarily attributable to the increase in the Company's accounts receivable, due to the significant growth in revenues, partially offset by an increase in debt classified as current. As of October 1, 1995, the Company had $3.4 million of the Notes in treasury, which will be applied to the $9.0 million needed for the 1996 sinking fund requirement.

On October 1, 1995, cash and cash equivalents were $0.5 million. Net cash generated by operations in the first nine months of 1995 decreased $15.4 million compared to the year-ago period due to an increase in accounts receivable, described above, and inventories. The increase in inventories is related to the relocation and outsourcing to third parties of certain manufacturing operations. Management believes that its investment in receivables and inventories will be reduced during the fourth quarter of 1995.

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

As of October 1, 1995, the Company had $27.5 million outstanding and $4.0 million available for borrowing under its senior credit facility. Management believes that the Company has adequate resources, through its cash flows from operations and credit facilities, to meet its future payment obligations.

Although management does not anticipate a material decline in sales volume, if one should occur, management believes that it could have a material adverse impact on the financial condition, results of operations, or liquidity of the Company.

                          PART II. - OTHER INFORMATION

Item 1.    Legal Proceedings:

Not applicable.

Item 2.    Changes in Securities:

Not applicable.

Item. 3    Defaults Upon Senior Securities:

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders:

Not applicable.

Item 5.    Other Information:

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K:

     (a) Exhibits


                NUMBER           DESCRIPTION
                -------          ------------------------
                27.1             Financial Data Schedule

     (b) Reports on Form 8-K:

         The Company did not file a Form 8-K during the quarter ended October 1, 1995.

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




                                     GENICOM Corporation
                                     -------------------
                                         Registrant



 Date:  November 15, 1995


                                        James C. Gale
                                     -------------------
                                          Signature

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