Form 10-K
period 1995-12-31
GENICOM CORP
filed 1996-03-28
CIK 766738

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934     [NO FEE REQUIRED]

For the transition period from __________ to __________

                          Commission File No.: 0-14685

                              GENICOM CORPORATION
             (Exact name of registrant as specified in its charter)

                DELAWARE                                 51-0271821
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)

     14800 CONFERENCE CENTER DRIVE
         SUITE 400, WESTFIELDS,
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days. Yes  /X/   No
                     -------    -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.
                       ---

As of February 2, 1996, there were 10,852,999 shares of Common Stock of the Registrant outstanding. The aggregate market value of the shares of Common Stock held by non-affiliates (without admitting that any person whose shares are not included in determining such value is an affiliate) was approximately $49,770,130 based upon the closing price of the shares in the NASDAQ over-the-counter market on February 2, 1996.


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement with respect to the Annual Meeting of Stockholders to be held on May 1, 1996: Part III

                      GENICOM CORPORATION AND SUBSIDIARIES
                                FORM 10-K INDEX




                                                               PART I

Item 1.          Business                                                                                     3
Item 2.          Properties                                                                                  13
Item 3.          Legal Proceedings                                                                           13
Item 4.          Submission of Matters to a Vote of Security Holders                                         14

Executive Officers of the Registrant.                                                                        14

                                                               PART II


Item 5.          Market for the Registrant's Common Stock and Related Stockholder Matters                    15
Item 6.          Selected Financial Data                                                                     16
Item 7.          Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                                 17
Item 8.          Financial Statements and Supplementary Data                                                 22
Item 9.          Changes in and Disagreements with Accountants on Accounting
                   and Financial Disclosure                                                                  43


                                                               PART III


Item 10.         Directors and Executive Officers of the Registrant                                          44
Item 11.         Executive Compensation                                                                      44
Item 12.         Security Ownership of Certain Beneficial Owners and Management                              44
Item 13.         Certain Relationships and Related Transactions                                              44


                                                               PART IV

Item 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K                             45
Signatures                                                                                                   48
Index to Financial Statements and Schedules                                                                 F-1
Index to Exhibits                                                                                           E-1

ITEM 1. BUSINESS

GENERAL

GENICOM Corporation ("GENICOM" or the "Company"), through its worldwide operations, provides maintenance and repair services for computer systems produced by multiple vendors, network planning, integration and optimization services and develops and distributes printers and related products. Through its acquisition of substantially all of the assets and certain liabilities of Harris Adacom Network Services, Inc., the Company is developing into a fully integrated provider of multivendor business services. GENICOM's service businesses include (i) multivendor support (i.e. hardware installation and repair and maintenance contracts) and (ii) network management services (i.e. software and network consulting services, system specification and evaluation, hardware and software design and integration, documentation and contract labor). GENICOM continues to design and provide distribution of impact and page printers for (i) use in cost sensitive environments; (ii) the printing of multi-part forms and bar-codes; and (iii) providing printing connectivity in proprietary systems. The Company also provides spare parts and supplies, such as, print heads, printed wire boards, ribbons and printer cartridges for both the Company's as well other manufacturers' printers.

BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

The Company's businesses are reported in two business segments: Enterprising Service Solutions and Document Solutions. Financial information by business segment and geographic location appears on pages 40 and 41 of this Annual Report on Form 10-K. This information includes sales and service revenues, operating income and identifiable assets for the year ended December 31, 1995.

Operation of the Company's subsidiaries in Australia, Canada, and Europe is subject to various risks associated with political and economic developments in such countries, such as tariffs imposed to discourage imports, varying product standards and specifications, and value added and excise taxes. In addition, GENICOM is exposed to currency fluctuation risks as a result of its international sales and sourcing of products from foreign vendors. Accordingly, sales or cost of components may decrease or increase as the value of the United States dollar appreciates or depreciates relative to the currency of the source country. The Company usually hedges these currency risks through the purchase of forward exchange contracts and expects to continue this practice in the future.

In December 1994, the Mexican peso suffered a devaluation of approximately 30%. The impact on the Company's financial position, results of operations and liquidity was immaterial.

ENTERPRISING SERVICE SOLUTIONS

                                    GENERAL

GENICOM performs a wide range of service solutions related activities through its Enterprising Service Solutions company. These operations, which are classified into the Company's Multivendor Services and Integrated Network Services operations, include the provision of services for customers of both other vendors' products and GENICOM products - Multivendor Services - and for customers in need of network consultation - Integrated Network Services. Multivendor Services accounted for 80.8 percent of Enterprising Service Solutions revenue while Integrated Network Services provided the remaining 19.2 percent in 1995.

                              MULTIVENDOR SERVICES

Through its Multivendor Services operations, the Company performs a variety of service related activities for customers utilizing not only GENICOM products but also products manufactured by other vendors. Products serviced by Multivendor Services include servers and midrange systems, personal computers, workstations, networking products, controllers, routers, hubs, terminals, printers, peripherals, and storage devices. Services are typically provided on a subcontracted basis for major hardware vendors such as IBM and Canon, or directly under contract with system users, such as NASDAQ or USX. Service contracts, which comprise the major portion of Multivendor Services revenue, typically extend for several years, with payment due monthly, quarterly or annually, in advance. Service is generally available Monday through Friday, during normal working hours, with response times ranging from 4 to 8 working hours in metro areas and less than 16 working hours outside metro areas. Standard depot repair time is five working days. The Company's service activities include the following:

   Preventive maintenance         Regularly scheduled visits to customer sites and to provide routine maintenance.

   Depot repair                   Unit repair or refurbishment in GENICOM's quality controlled repair facility by qualified depot technicians.

   Onsite support                 Repair of down equipment accomplished at customer site by qualified field engineers.

   Technical support              Phone service for customers and field engineers providing technical and operating information for products and software.

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

   Systems integration            Customer tailored solutions providing hardware, software and services to meet unique customer information technology needs.

Multivendor Services seeks to become a leading provider of information-related services in those markets in which it competes. Thus, it strives to maintain a strong focus on existing customers, while simultaneously developing growth opportunities that become available. To that end, the Company significantly expanded its presence in the multivendor services market by acquiring substantially all of the assets and certain liabilities of Harris Adacom Network Services, Inc. ("HANS"), including all of the stock of HANS' Canadian subsidiary, Harris Adacom Inc., on March 1, 1995. Through this acquisition, the Company added HANS' computer and peripherals field and depot repair service operations to the Multivendor Services operation, significantly expanding the Company's core competencies and improving its efficiency in these markets.

Multivendor Services operations now provide a "one stop" maintenance service approach that includes hardware maintenance and repair, quality assurance, configuration management, and asset management. Given the wide variety of computer equipment brands used by individual customers, Multivendor Services focuses on third party maintenance of hardware and peripheral equipment, employing some of the most knowledgeable technicians in the industry who are able to service a wide breadth of equipment.

As of March 1996, the Company services over 14,000 customers and 281,000 devices through its domestic Multivendor Services operations. Such operations are classified into depot and field repair services.

Depot Repair

Depot repair services are employed when, due either to complexity of repair or cost related issues, the repair of a customer's defective hardware cannot be completed in the field. The Company has established two facilities to conduct domestic depot repair operations, one in Waynesboro, Virginia, where printers, keyboards, personal computers, controllers and other network-related hardware are serviced, and another in Bedford, Massachusetts, where workstations, systems and monitors are serviced. The Waynesboro facility performs less complex high volume services on both GENICOM and multivendor products, whereas the Bedford facility primarily services multivendor products which employ complex technologies. In 1994 and 1995, the Bedford facilities and in 1995, the Waynesboro facilities were certified for compliance with the provisions of ISO 9002 International Quality System Standard, in recognition of the Depot Repair operations consistent quality of service.

Field Repair

Field repair services are traditionally employed to repair equipment which utilizes less complex technologies where it is more efficient to repair the product in the field rather than to ship it to one of the Company's depot repair facilities. The Company segregates domestic field repair operations by geographic location, and within each service center by field engineer skill type. The Company deploys over 340 field engineers and 164 service vans from 140 service centers in all 50 states, including all major metro areas.

Field repair and maintenance operations are, like depot repair work, typically performed under contract with hardware vendors such as Computervision or Canon or provided directly to the hardware user. Field clients and company engineers are categorized through an internal grading system which allows the Company to more efficiently assign Company repair engineers based on their levels of expertise and cost, after GENICOM customer service representatives assess the technical skill level required to adequately serve the customer. Through such orderly scheduling of its field technicians, the Company attempts to minimize its cost structure.

GENICOM provides its Canadian and European customers parts and services through the Company's international subsidiaries. GENICOM services its Latin American, Middle Eastern, African and Pacific Rim customers through authorized distributors of GENICOM products.

Sales, Marketing and Competition

Multivendor Services has increased its sales and marketing efforts. Through alliances with key OEM customers and the HANS acquisition, Multivendor Services has been able to expand its offerings to meet a broader range of customer needs.

Multivendor Services competes with, among others, independent providers of repair services, in-house repair centers of OEMs and third party maintenance organizations (TPMs). Multivendor Services believes that it offers cost-effective maintenance and repair solutions to OEMs and TPMs and, therefore, considers these entities potential customers.

The Company believes that Multivendor Services competes primarily on the basis of price and the scope and quality of its services. Due in part to the capital costs necessary to maintain adequate inventory and equipment to service large OEMs and TPMs, Multivendor Services believes the capital constraints of small maintenance and repair companies preclude them from competing with Multivendor Services for large programs. Multivendor Services also believes that the scope of its maintenance and repair operations and capabilities provides it with competitive advantages over many of its competitors.

                          INTEGRATED NETWORK SERVICES

Centralized network systems management and control solutions have evolved to meet the needs of network managers responsible for the expanding corporate distributed computing environments. Many companies now outsource their network service activities to companies such as GENICOM which can provide total network planning, integration and optimization services across a variety of software and hardware platforms. Through the acquisition of HANS, the Company acquired knowledgeable marketing personnel, a proven sales force, highly regarded technicians and an established customer base, which have allowed the Company to establish the Integrated Network Services operation and to expand its services into the high growth market of network integration and management.

Integrated Network Services provides turnkey network solutions for clients through system software and hardware planning, system installation, integration and training, as well as post-implementation facilities management and technical services. Integrated Network Services personnel essentially tailor logical or physical network infrastructures to meet customers' information gathering, processing and reporting system needs by recommending, selecting, benchmarking and sometimes installing the requisite hardware, software and computer services. Integrated Network Services often performs client need assessments, then designs, selects and installs systems structured to meet client needs, and then trains client personnel with respect to the use of such systems. Typically, the Company contracts its Integrated Network Services computer technicians and systems engineers to clients on a per diem basis.

Integrated Network Services also provides diagnostic and monitoring services for the evaluation of existing computer networks. Such services are primarily provided on a contract labor basis or annual fees to support customers' existing information technology systems, including concept formulation, system specification, system engineering design/development and project management. Such services are important for managing the growth of and optimizing usage from existing networks. Typically, Integrated Network Services establishes and reports on an existing system's capabilities, including usage, software and hardware inventory and network functionality, and then provides remote network monitoring services to continue to evaluate the network's capacity and usage, allowing clients to regularly track the value provided by the network.

The establishment of Integrated Network Services provides the Enterprising Service Solutions company the opportunity to leverage its existing technical capabilities and established customer base with additional value-added business services. The Company generally can offer systems to customers to meet configuration and capacity needs identified through the rendering of diagnostic and monitoring services. Further, on-going network monitoring activities frequently identify network component breakdowns which may be referred to Multivendor Services for repair. Thus, the establishment of Integrated Network Services and in particular the integration of HANS' systems integration and network diagnostic and monitoring operations has provided the Company new opportunities to provide its customers a total application solution through the Enterprising Service Solutions company.

DOCUMENT SOLUTIONS

                         PRINTERS AND RELATED PRODUCTS

The Company offers a wide range of serial (one character at a time), line (one or more lines at a time) and page (one page at a time) printers, with performance features and prices suitable for a varied range of printing applications. Besides offering a wide range of technologies and print speeds, GENICOM's printers offer multiple combinations of features that make them suitable for diverse applications. Such features include multiple copy and extensive paper handling capabilities, multiple type styles (fonts) and bar codes. GENICOM's printers are used with desktop workstations and with various networks and stand alone configurations in conjunction with micro, mini, super-mini and mainframe computers.

Document Solutions also sells spare parts and supplies, for both GENICOM products and those manufactured by other vendors. Supplies include items that have a relatively short life such as printer ribbons and cartridges, while spare parts include items that have generally a longer life such as print heads and printed wire boards.

The following table reports the composition of Document Solutions revenue:

                                               1995             1994            1993
                                            --------         --------        --------
 Impact Printers                                44.9  %          46.2 %          53.9 %
 Nonimpact Printers                             11.1              9.3             9.7
 Spares                                         11.3             11.7             9.7
 Supplies                                       32.7             32.6            26.7
 TOTAL DOCUMENT SOLUTIONS                   --------         --------        --------
                                               100.0  %         100.0 %         100.0 %
                                            ========         ========        ========

The following table sets forth a summary of certain performance features of GENICOM's principal printer products. Manufacturer's List Price Range is as of January 1996. Sales price may vary depending on features installed, customization, discounts and other factors.

                                                                                                            Manufacturer's
                                                                                                              Suggested
    Printer      Technology          Draft                                                                   List Price
 Product Family     Type          Print Speed              Features                      Options                Range
 ---------------------------------------------------------------------------------------------------------------------------
 IMPACT-SERIES
 2000 Series       9 wire serial   60 to 150 cps      teleprinters for desktop       paper handling         $2,906 - $3,008
                   matrix                             applications                   options, current
                                                                                     interface and
                                                                                     pedestal
 2400  Series      9 wire serial   270 to 320 cps     designed for attachment to                            $1,492-$1,658
                   matrix                             IBM 3270 controllers (coax
                                                      and IBM AS/400 twinax) with
                                                      versatile paper handling
 3000 Series       9 or 18 wire    240 to 400 cps     wide range of models for       additional fonts,      $2,079 - $3,130
                   parallel or                        different environments,        graphic buffer
                   staggered                          color and bar codes            expansion, paper
                   serial matrix                                                     handling options

 3400 Series (1)   9 or 24 wire    400 to 480 cps     mid-range network printer,     paper handling         $1,329-$1,645
                   serial matrix                      advanced paper handling to     options, colorkit and
                                                      include dual tranctors and     pedestal
                                                      auto sheet feeder, postnet
                                                      and bar codes, with automatic
                                                      switching serial (parallel
                                                      interface)

 3800 Series       18 wire         600 cps            high-speed, network printer,   additional fonts,      $2,125 - $2,499
                   parallel                           advanced paper handling and    oversize characters
                   serial matrix                      single/dual path, postnet and  and DEC LA210,
                                                      bar codes                      pedestal and paper
                                                                                     handling options

 3900 Series       18 wire         600 cps            designed for attachment to     additional fonts,      $2,999 - $4,520
                   parallel                           IBM 3270 controllers (coax)    pedestal and paper
                   serial matrix                      and IBM Systems 3X or AS/400   handling options
                                                      (twinax), high-speed,
                                                      advanced paper handling and
                                                      bar codes

 IMPACT-LINE
 4000 Series       shuttle matrix  400 to 1400 lpm    heavy-duty cycle, maintenance  additional fonts and   $6,195 - $10,158
                   line printer                       free features, advanced paper  paper motion detector
                                                      handling, graphics and bar     QMS bar codes
                                                      codes

                   band line       800 to 1200 lpm    fully-formed letter quality    special character      $8,685 - $11,990
                   printers                           print, rugged band printer     bands
                                                      features and postnet

 4500 Series       shuttle matrix  1200 to 1400 lpm   designed for attachment to     additional fonts       $7,790 - $11,158
                   line printer                       IBM 3270 controllers (coax),   QMS bar codes
                                                      IBM Systems 3X or AS/400
                                                      (twinax) and bar codes
 4800 Series       shuttle matrix  400 to 800 lpm     reliable, low cost of          QMS & IPG graphics     $5,995 - $8,013
                   line printer                       ownership, printer designed    IBM twinax and coax
                                                      for connectivity to Ethernet,
                                                      TCP/IP, Token Ring, AT&T SSI
                                                      and LANS

 4900 Series       shuttle matrix  400 to 800 lpm     designed for attachment to     additional fonts       $7,047 - $9,265
                   line printer                       IBM 3270 controllers (coax),   QMS/IGP bar codes
                                                      IBM Systems 3X or AS/400
                                                      (twinax) and bar codes
 NONIMPACT
 7000 Series       page printers   10 to 17 ppm and   desktop, network and           interconnection with   $995 - $3,979
                   (laser) and     color thermal      multiuser environments, high   Geniscript,
                   thermal         transfer printer   resolution, multiple resident  (Postscript language
                   transfer        at 2.5 min per     fonts, PCL5 & PCL5E            compatible
                   printer         page               compatibles, supports various  interpreter),
                                                      paper sizes  including large   multipurpose feeder,
                                                      format printing up to 11" x    versatile
                                                      17"                            input/output paper
                                                                                     handling devices and
                                                                                     duplexing

 7900 Series (1)    page printers  10 to 16 ppm       Multiuser, IBM client server   MarkNet internal       $1,399 - $5,665
                   (laser)                            environments, full IBM 4028    network adapter
                                                      IPDS emulation, PCL5E &        connects up to 18
                                                      Postscript Level 2 compatible  different operating
                                                      up to 1200 dpi, bar codes,     systems, versatile
                                                      labels, graphics, electronic   input/output paper
                                                      forms                          handling devices and
                                                                                     duplexing, various
                                                                                     memory options

 7930/40 Series    page printers   30 to 40 ppm       multi-user materials, IBM      Internal network       $18,316-$32,333
 (1)               (LED array)                        client server environments,    connectivity options
                                                      full IBM 4028 IPDS emulation,  & printer cabinet
                                                      PCL5E and Postscript Level 2
                                                      comparability , hard drive
                                                      for software upgradability
                                                      and storage of forms and
                                                      fonts
 9000 Series       page printers   8 to 17 ppm        desktop, network and           interconnection with   $4,195 - $4,395
                   (laser)                            multiuser environments, high   Geniscript,
                                                      resolution, multiple resident  (Postscript language
                                                      fonts, PCL5 compatibles,       compatible
                                                      supports various paper sizes   interpreter),
                                                      including large  format        multipurpose feeder,
                                                      printing up to 11" x 17"       versatile
                                                                                     input/output paper
                                                                                     handling devices and
                                                                                     duplexing


The following are trademarks or registered trademarks of their respective companies: DEC of Digital Equipment Corporation; Geniscript of GENICOM Corporation; IBM and IBM Proprinter of International Business Machines Corporation; PCL5 & PCL5E of Hewlett-Packard Company, Postscript of Adobe Systems, Inc.

Definitions: cps-characters per second, lpm-lines per minute, ppm-pages per minute

(1) Volume shipments for these products began in 1995.

                                 RELAY PRODUCTS

The Company offers a line of relays that are used principally in signal switching applications requiring high functional reliability and product quality and are sold primarily for aerospace and defense applications, automatic test equipment applications and, to a lesser extent, communication, industrial control and transportation control applications. GENICOM believes that its certified and proprietary designs should enable it to continue to participate in future major space and weapons programs. Relay revenues have declined since 1990 due to decreased spending by defense contractors. There are relatively few competitors in the relay market that GENICOM serves. Relay revenues, as a percentage of total revenues, were 4.0%, 6.4% and 6.8% in 1995, 1994 and 1993, respectively.


Manufacturing

Document Solutions products are manufactured and assembled primarily at facilities in Reynosa, Mexico and McAllen, Texas and to a lesser extent at the Company's facility in Waynesboro, Virginia. Certain GENICOM designed products are produced by a third party manufacturer located in the Republic of India. The Reynosa facility assembles certain impact printer product lines and produces printed circuit boards, high-speed matrix printheads, ribbon cartridges and a variety of conventional electromechanical assemblies. The Waynesboro facility is used primarily for depot repair and relay manufacturing.

In December of 1995, the Company entered into a five year agreement (renewable annually after 5 years) with Atlantic Design Company, a subsidiary of Ogden Services Corporation, ("ADC") pursuant to which ADC acquired the Company's manufacturing operations in McAllen, Texas and Reynosa, Mexico. Under the agreement, ADC is committed to manufacturing substantially all of the Company's impact printer products, printed circuit boards, related supplies and spare parts, while the Company retains design, intellectual and distribution rights with respect thereto. Pursuant to the agreement, the Company will be a preferred provider of impact and page printers and multivendor information technologies service to Ogden Services Corporation. The agreement also requires the Company to purchase from ADC, $54.0 million of product by April 1997 or to pay to ADC lost profits for the Company's failure to do so.


Sales and Marketing

The major portion of printer and relay sales are made pursuant to purchase agreements, blanket purchase orders and similar arrangements whereby products are deliverable only after the customer issues a purchase order, release or schedule covering specific numbers of units and specifying firm delivery dates. Such arrangements usually contain price protection provisions which provide that if the Company decreases its prices, customers will receive the benefit of such price decreases for products then held in inventory. The Company's agreements with larger OEMs for printer sales generally require the customer to provide GENICOM with continuously updated forecasts of its requirements and to issue firm orders for deliveries for up to a twelve month period.

GENICOM markets its products and services through several domestic and international channels. GENICOM's distribution channels consist of (1) national and regional distributors who sell to value added resellers ("VARs"), dealers and end users, and (2) a direct sales force which sells to OEMs, end users and value added resellers and dealers.

Most printers are available in several standard models, enabling Document Solutions to serve a wide range of customer requirements. A combination of accessories satisfies various printing applications. In addition, standard models are customized for OEMs and end users using GENICOM's engineering design capabilities. No customer accounted for more than 10% of GENICOM's total sales in 1995.

GENICOM maintains international sales and marketing subsidiaries in Australia, Canada, France, Germany, Italy and the United Kingdom. These subsidiaries offer GENICOM products and services to distributors, small OEMs, system houses, VARs and retail dealers in over 66 countries in primarily local currencies.
See "Business Segment and Geographic Information."

Competition

Document Solutions' printer products compete in markets characterized by rapid technological change and strong competition. The Company competes primarily in the medium and high-performance segments of the printer market where users require reliable printers principally for word processing, shared network printing, graphics, bar codes and other business applications. The Company competes against many well-established companies, some with financial, technical and operating resources greater than GENICOM. Such competitors include large computer system manufacturers that produce printers for their own product lines and, in certain cases, for sale to other suppliers or end users. In addition, there are a number of independent printer manufacturers producing printers that compete with those offered by GENICOM.

Competitive factors within the printer market include price, performance, reliability, cost of ownership, versatility, ease of maintenance, applications solutions support, after-sales service and support and marketing channels. As the computer industry continues to move toward product standardization and relies less on proprietary designs, GENICOM will be challenged to continue to differentiate its products based on these competitive factors. The Company believes that its ability to maintain a competitive market position depends on the following: development of applications solutions to customer needs, continued growth of nonimpact printer technologies, sustained migration to shared printing environments, effective channels to market, continued enhancement of the Company's product line and improvements in the Company's productivity. To enhance its competitive position in the nonimpact market, the Company purchased Printer Systems Corporation ("PSC") on February 16, 1995.
PSC provides Document Solutions with proprietary software and hardware technology for distributed communications, data stream management and imaging with emphasis on complex raster image command languages for page printers and IBM network transmission protocols. Raster imaging is a widely employed technology used in translation and creation of images for nonimpact printing and other applications. Utilizing PSC expertise, the Company has introduced a new series of desktop laser printer products for small workgroups or departmental printing. The Company has broadened its page printer product line and increased its penetration in the IBM compatible market and built on its value added application solution strategy with the PSC acquisition.

The Company believes that the market for impact printers has largely shifted to shared-resource, application-specific environments such as bar coding and multipart forms. As this happens, the Company is narrowing its focus to these niche markets, de-emphasizing or discontinuing low-end offerings and channeling resources to markets where growth potential is greatest. As the market for this technology has declined, the Company is also focusing on the replacement market. By addressing connectivity issues and applications such as industrial graphics and labels, the Company has designed products which appeal to the existing user base as well as new customers. Impact printers continue to meet customer application needs not yet satisfied by nonimpact technologies, in such areas as multipart forms, high-volume reliability and low cost ownership.

                                    GENERAL

ENVIRONMENTAL MATTERS

As a result of manufacturing processes, the Company generated and managed hazardous wastes at its facilities. The Company does not believe that compliance with Federal, State and local regulations will have a material effect on its capital expenditures, financial condition or results of operations. See "Legal Proceedings."

BACKLOG

The Company's order backlog at December 31, 1995 was approximately $47.5 million, compared with approximately $48.9 million at January 1, 1995. GENICOM's reportable backlog includes all orders associated with relays, service, systems integration, network monitoring and those orders for printers, spare parts and supplies for which a delivery date within approximately six months has been specified by the customer. The Company expects to ship substantially all printer, spares and supplies orders in reported backlog within fiscal year 1996. The Company normally experiences lower sales each year in its third quarter due to European holidays.

GENICOM's working capital practices are consistent with the working capital practices of the printer industry. GENICOM's customer payment terms generally require invoices to be paid within thirty days of the date of issue.

ENGINEERING, RESEARCH AND PRODUCT DEVELOPMENT

GENICOM incurs engineering, research and product development costs for the following purposes: development of new products; applications solutions development; modification, enhancement and achievement of cost reductions for existing product lines; customization of products for OEMs; market research; and development of process inspection criteria to ensure new products are built to specification. GENICOM's expenditures for engineering, research and product development were $8.4 million, $7.7 million and $9.8 million in 1995, 1994 and 1993, respectively. $0.5 million of the 1993 amount related to restructuring costs. In 1995, 1994 and 1993 the Company expended 5.0%, 4.6% and 5.6% of products revenue, respectively, in engineering research and product development.

GENICOM maintains in-house capabilities and facilities available to support its engineering and design activities. The Company also engages a number of highly specialized independent firms to supplement its own engineering capabilities and to design certain software and components for its products.

PROPRIETARY RIGHTS

GENICOM relies on patent, copyright and trade secret laws to protect its proprietary and technology rights. GENICOM obtained certain patents, licenses and cross-licenses when it acquired the Data Communication Products Business Department from General Electric Company (collectively "G.E.") in 1983, when it acquired the Printer related assets of Ekco Group, Inc. (formerly Centronics Data Computer Corporation, "Centronics") in 1987, and when it acquired Harris Adacom Network Services, Inc. and Printer Systems Corporation in 1995.
GENICOM continues to patent certain developments, holds certain patents pending and retains numerous patents expiring at various times between 1995 and 2011. In addition, the Company has a cross-licensing agreement with IBM that expires 17 years after the date of issue of certain patents pending prior to January 1, 1991.

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

GENICOM's Laser Printing Solutions strategic business unit specializes in raster imaging technology and has numerous related patents and trademarks which should assist in GENICOM's continued penetration into the nonimpact market in 1996.

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

GENICOM purchases certain products - printers, options, supplies and component parts, including print engines, from sole suppliers who have developed proprietary processes that the Company incorporates into its products. In the event that those suppliers were unable or unwilling to supply these products, the Company believes it could establish alternate sources for these products or similar products. The time required to establish an alternate source could disrupt the manufacture or distribution of these products, thus causing delays that could adversely affect revenues. Currently, the Company considers its relationships with these vendors to be good and does not anticipate any disruption in the supply of these products.

In 1995, GENICOM procured 16% of its total purchases from TEC Corporation ("TEC") which supplies the Company with certain nonimpact printer products. No other supplier accounted for a significant portion of GENICOM's total 1995 purchases. In 1994, Toshiba Corporation accounted for 13% of GENICOM's total purchases related to printers. In December 1995, the Company entered into an agreement for the term of five years with Atlantic Design Company ("ADC") in which ADC would take over the Company's manufacturing operations and employees in McAllen, Texas and Reynosa, Mexico. ADC is committed to manufacturing all of the Company's impact printer products, printed circuit boards, related supplies and spare parts (See "Management's Discussion and Analysis").

EMPLOYEES

As of December 31, 1995, the Company and its subsidiaries employed 1,638 employees. The Company believes its relations with its employees are satisfactory.

The Company's production and maintenance employees at its Waynesboro facility are represented by the United Electrical, Radio and Machine Workers of America Local 124, under a collective bargaining agreement which expires in July 1996.

ITEM 2. PROPERTIES

The following table sets forth certain information with respect to the Company's owned or leased property as of December 31, 1995:


                                                                                            SQUARE      OWNED OR     YEAR LEASE
      LOCATION                                PRINCIPAL USES                                 FEET        LEASED       EXPIRES
      -------------------                     -------------------------------              --------      -------     ----------
      Chantilly, Virginia                     Corporate Headquarters                         23,000      Leased         1998
      Waynesboro, Virginia                    Service, Manufacturing, Office                377,000      Owned           --
      Reynosa, Mexico (1)                     Manufacturing                                 120,000      Owned           --
      McAllen, Texas (1)                      Distribution                                   37,500      Leased         1997
      Bedford, Mass.                          Service                                        75,000      Leased         1996
      New Carrollton, Texas                   Service                                       105,000      Leased         2002

(1) These facilities are currently being subleased by Atlantic Design Company as part of the manufacturing agreement mentioned above.

GENICOM's leased property is occupied under standard industrial leases. Each lease generally contains an optional renewal provision.

The Company's Waynesboro property is subject to a lien in favor of the Company's lenders under its loan agreement.

ITEM 3.  LEGAL PROCEEDINGS

The Company and the former owner of its Waynesboro, Virginia facility, General Electric Company ("G.E."), have generated and managed hazardous wastes at the facility for many years as a result of their use of certain materials in manufacturing processes. The Company and the United States Environmental Protection Agency ("EPA") have agreed to a corrective action consent order (the "Order"), which became effective on September 14, 1990. The Order requires the Company to undertake an investigation of solid waste management units at its Waynesboro, Virginia facility and to conduct a study of any necessary corrective measures that may be required. Although the Order is currently being implemented, it is not possible for the Company to reliably estimate the total cost of the investigation and the study required by the Order. If, as a result of the investigation and study, corrective measures are required, the Company expects that it will then enter into discussions with the EPA concerning a further order for that purpose.

The Company has been notified by the EPA that it is one of 700 potentially responsible parties ("PRPs") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, for necessary corrective action at a hazardous waste disposal site in Greer, South Carolina. In prior years, the Company arranged for the transportation of wastes to the site for treatment or disposal. During 1995, the PRPs entered into an administrative consent order with EPA under which they will undertake a remedial investigation and feasibility study.

With respect to the above mentioned actions, the Company believes its share of the costs of the investigation and any corrective action that may be required are not likely to have a material effect upon the financial condition, results of operations or liquidity of the Company.

The Company has been named as a defendant in an Original Petition and Petition for Injunctive Relief filed in August 1995 which alleges that the Company and certain other defendants are strictly liable for damages allegedly suffered by the plaintiffs as a result of contamination of groundwater at the Linn-Faysville Aquifer, in Texas, due to the disposal of dangerous products and materials at a landfill which is alleged to be the source of the contamination.

The Company is currently unable to make any estimates as to whether this action will have a material effect upon the financial condition, results of operations or liquidity of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the Company's executive officers as of December 31, 1995:

 NAME                              AGE   TITLE
------------                      ----   -----------------------------------------------
 Paul T. Winn                      51     Director, President and Chief Executive Officer
 James C. Gale                     53     Senior Vice President Finance and Chief Financial Officer
 Raymond D. Stapleton              56     Senior Vice President, International Subsidiaries
 James A. Jones                    38     Vice President, Corporate Controller and Treasurer
 C. Bruce Meyer                    46     Vice President Human Resources and Corporate Communications
 B. Garrett Buttner                47     Vice President and General Manager, Annuities
 Harold L. McIlroy                 57     Vice President, Quality, Customer Service and Partnerships
 Arthur D. Gallo                   53     Corporate Vice President and General Manager, Document
                                          Solutions Company
 Michael J. Shelor                 47     Corporate Vice President and General Manager,
                                          Enterprising Service Solutions Company

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

Mr. Stapleton became Senior Vice President International Subsidiaries in August 1994 after serving the Company and its predecessor, G.E., in various capacities for 30 years, most recently as Senior Vice President and General Manager Enterprising Service Solutions Division.

Mr. Jones served the Company as Corporate Controller since November 1988, and Treasurer since March 1990 until his resignation in January 1996.

Mr. Meyer was appointed Vice President of Human Resources in September 1991 after serving the Company, and its predecessor, G.E., in various human resources capacities since 1973.

Mr. Buttner was appointed Vice President and General Manager, Annuities in November 1995 after having served as Vice President and General Manager Supplies Business Unit since April 1993. Prior to his appointment as a corporate officer, Mr. Buttner had served in sales, marketing and business management positions with GENICOM since 1988. Previously, Mr. Buttner was employed by G.E. for 15 years.

Mr. McIlroy was appointed Vice President in July 1995 after joining the Company October 1991 and serving in various operations management capacities. Previously Mr. McIlroy was employed by IBM for 30 years.

Mr. Arthur D. Gallo was appointed Corporate Vice President and General Manager, Document Solutions Company in November 1995 after having been the President of Printer Systems Corporations since 1985.

Mr. Shelor was appointed Corporate Vice President and General Manager, Enterprising Service Solutions Company in November 1995 after serving the Company and its predecessor, G.E., in various operating positions since 1969.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

Stock Trading:

GENICOM's common stock is quoted and traded on the Nasdaq National Market System (Symbol: GECM). As of February 2, 1996, there were approximately 610 shareholders of record. The following table sets forth, for the periods indicated, the high and low closing prices per share of GENICOM common stock as reported by Nasdaq:

                                         1995                             1994
                            ---------------------------     ------------------------------
                                  HIGH            LOW              High            Low
First Quarter               $     2 7/8    $       2         $     1 5/8    $    1 1/16
Second Quarter                    4 3/4          2 1/8             2 3/8            1
Third Quarter                     5 7/8          4 1/8             3 1/4          1 3/4
Fourth Quarter                    5 3/8            4               2 7/8          1 7/8



Additionally, GENICOM has not paid a cash dividend on its common stock. The Company intends to retain earnings from operations for use in its business, and therefore does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

The information is set forth below:


GENICOM CORPORATION AND SUBSIDIARIES
FIVE YEAR FINANCIAL HISTORY                 (UNAUDITED)

 Fiscal year, (1)                              1995             1994               1993            1992            1991
 (In thousands, except per                  ----------       ----------         ----------      ----------      ----------
  share and other data)
 INCOME STATEMENT DATA:

 Revenues                                   $  294,052       $  233,797         $  221,865      $  222,692      $  217,021
 Operating costs and expenses (2)              278,874          224,629            219,220         214,176         224,363
                                            ----------       ----------         ----------      ----------      ----------
 Operating income (loss)                        15,178            9,168              2,645           8,516          (7,342)
 Interest expense, net                           7,741            7,458              7,559           7,742           9,122
 Other income (3)                                                 1,908              1,741
                                            ----------       ----------         ----------      ----------      ----------
 Income (loss) before income taxes
    and extraordinary gain                       7,437            3,618             (3,173)            774         (16,464)
 Income tax expense (benefit)                    1,285            1,048                 56             450             275
                                            ----------       ----------         ----------      ----------      ----------
 Income (loss) before extraordinary gain         6,152            2,570             (3,229)            324         (16,739)
 Extraordinary gain (4)                                                              1,273           3,691
                                            ----------       ----------         ----------      ----------      ----------
 Net income (loss)                          $    6,152       $    2,570         $   (3,229)     $    1,597      $  (13,048)
                                            ==========       ==========         ==========      ==========      ==========
 Earnings (loss) per share (fully
    diluted):
    Income (loss) before
       extraordinary gain                   $     0.51       $     0.23         $    (0.30)     $     0.03      $    (1.58)
    Extraordinary gain                                                                0.12            0.35
                                            ----------       ----------         ----------      ----------      ----------
 Net income (loss)                          $     0.51       $     0.23         $    (0.30)     $     0.15      $    (1.23)
                                            ==========       ==========         ==========      ==========      ==========
 Weighted average shares (fully
   diluted)                                     12,056           11,416             10,621          10,833          10,592
                                            ==========       ==========         ==========      ==========      ==========
 BALANCE SHEET DATA:

   Working capital                          $   34,530       $   40,780         $   33,642      $   54,915      $   47,193
   Total assets                                161,539          127,267            141,159         146,806         137,299
   Total debt obligations                       51,544           47,563             69,020          69,311          64,027
   Stockholders' equity                         34,533           28,083             24,575          28,524          27,804

 OTHER DATA:

 Employees (5)                                   1,638           2,382               2,147           2,488           2,512
 Price range per common share:
   Low                                      $    2           $   1              $    1 1/8      $      7/8      $      7/8
   High                                          5 7/8           3 1/4               3 1/2           2               2 3/4


 (1) The Company's fiscal year ends on the Sunday nearest December 31. Accordingly, the Company is reporting for 52-week periods for all years presented, except for fiscal year 1992 which is a 53-week period.

 (2) Includes restructuring costs of $1.0 million and $15.0 million in 1993 and 1991, respectively. In addition, includes $1.2 16 million for acquisition related charges in 1995.

 (3) The company recognized a gain of $0.9 million and $1.7 million from the sale of its investment in a Belgian printer development and manufacturing company in 1994 and 1993, respectively. The Company also recognized a gain of $1.0 million on the early extinguishment of $9.2 million principal amount of its Senior Securities Subordinated Notes in 1994.

 (4) The Company recognized extraordinary gains of $1.3 million and $3.7 million, net of taxes of $0.1 million and $0.5 million, on the early extinguishment of $4.0 million and $13.3 million principal amount of it Senior Subordinated Notes in 1992 and 1991, respectively.

 (5) Substantial staff reductions occurred in 1995 as a result of the service agreement with ADC.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GENERAL

GENICOM Corporation ("GENICOM" or the "Company") is comprised of two distinct operating companies. The Enterprising Service Solutions company provides logo and multivendor product field support, depot repair, express parts, professional services and network information technology and services. The Document Solutions company designs and markets page and impact printers for a variety of business applications as well as related supplies and spare parts. The production and sales of relay products, which comprises less than 10% of consolidated revenue, operating income and assets, are included with the Document Solutions company.

NET REVENUE

In 1995, the Company reported revenue of $294.0 million, an increase of 25.8% from fiscal 1994. This growth in revenue was primarily attributable to the Company's Enterprising Service Solutions company which had total revenues of $125.6 million in 1995 and reflects internal growth achievements as well as the effects of the first quarter 1995 business acquisition of Harris Adacom Network Services, Inc. The Document Solutions company also demonstrated growth with total revenue, excluding relays, of $156.7 million. Relay revenues were $11.7 million, a decrease of $3.4 million from 1994. Total consolidated revenue was $233.8 million and $221.9 million for the fiscal years ending January 1, 1995 and January 2, 1994, respectively.

For the fiscal year ending January 1, 1995, revenue was 5.4% higher than for the fiscal year ending January 2, 1994. The increase in revenue for 1994 was primarily attributable to service and supplies revenue which increased $29.1
million and offset a decline in printer revenues of $18.7 million.   Relay
revenues decreased $0.1 million in 1994 as compared to 1993.

ORDER BACKLOG

Order backlog was $47.5 million at December 31, 1995, a decrease of $1.4 million or 2.8% from January 1, 1995. Order backlog increased $14.8 million or 43.2% in 1994 as compared with 1993. The decrease in order backlog in 1995 is primarily attributable to printers and services but was partially offset by a significant increase in the relay backlog. The Company's backlog as of any particular date should not be the sole measurement used in determining sales for any future period.

GROSS PROFIT

Gross profit, as a percentage of revenue, experienced a slight increase in 1995 as compared to 1994 due to an improvement in sales of higher margin printer products. In 1994, gross margin increased slightly as compared to 1993 as a result of a larger portion of consolidated revenues being associated with higher margin products such as spares and supplies.

OPERATING EXPENSES

Operating expenses in 1995 increased in actual dollars but decreased as a percentage of revenue over 1994. The increased expenses were primarily attributable to business growth as well as a result of the Company's
acquisition of Harris Adacom Network Services, Inc.   This comparison was
affected by a non recurring charge in the second quarter of 1995 of $1.2 million for costs representing a proposed acquisition which was terminated and non-capitalized costs associated with the two acquisitions completed in 1995. In January 1994, the Company initiated a cost reduction program which included personnel, salary and benefit reductions for the Company's worldwide operations.

Operating expenses in 1994 as compared with 1993 decreased overall and as a percentage of revenue, due to the favorable impact of the Company's January 1994 cost reduction program that included personnel, salary and benefit reductions for the Company's worldwide operations, partially offset by increased costs associated with the growth in the service area.

OPERATING INCOME

The Company's operating income increased $6.0 million in 1995 as compared to 1994 as a result of the increased revenues mentioned above and the reduction of operating expenses as a percent of revenue. The relay operating loss was $1.4 million in 1995, an increase of $0.4 million from 1994. Operating income increased $6.5 million in 1994 compared to 1993 as a result of cost controls implemented in 1994 and an increase in service and supplies revenue which yielded a higher gross profit.

INTEREST EXPENSE

Interest expense increased 3.8% or $0.3 million in 1995 as compared to 1994 as a result of the increase in the Company's borrowings under its senior credit facility. These increased borrowings resulted from the Company's 1995 business acquisitions and increased working capital requirements to support the higher business activity.

The decrease in interest expense of $0.7 million or 8.7% from 1993 to 1994 reflects the impact of the Company's repurchase of its 12.5% Senior Subordinated Notes ("Notes") in the second and fourth quarter of 1994 and a decrease in borrowings as a result of reduced working capital investment. Interest expense in 1993 was also favorably affected by a first quarter interest payment receipt from the Internal Revenue Service of $0.6 million related to the settlement of prior year tax matters.

OTHER INCOME

The Company had no material other income in 1995 as compared to 1994. This absence of income compares to 1994 when the Company recognized a pre-tax gain of $0.9 million on the sale of its remaining investment in Xeikon N.V., ("Xeikon"), a Belgian printer development and manufacturing company and an additional pre-tax gain of $1.0 million from the repurchase of Notes.

INCOME TAX

The Company's effective income tax rate for fiscal year 1995 was 17.3% compared with 29.0% and (1.8)% for fiscal years 1994 and 1993, respectively. The rate in 1995 was affected by reversal of a portion of the valuation allowance associated with the Company's deferred tax assets including certain net operating loss carryforwards. Such assets were previously fully reserved due to uncertainties regarding their ultimate recoverability.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital decreased to $34.5 million in 1995 as compared to $40.8 million in 1994. The 1995 decrease was primarily the result of an increase in long-term debt being classified as current. In 1994, the Company had repurchased a sufficient amount of the Notes to meet the sinking fund payment due in 1995, reducing the portion of debt classified as current. The

Company's current ratio was 1.5 to 1 at the end of fiscal year 1995 compared to
1.9 to 1 at the end of fiscal year 1994. Cash and cash equivalents increased $3.6 million since January 1, 1995.

Net cash generated by operations was $16.6 million during 1995. The major source of cash was earnings, depreciation and amortization which were partially offset by an increase in accounts receivable associated with the Company's significant revenue increase.

During 1995, the Company used $23.8 million of cash for investments. These investments related to the acquisition of Harris Adacom Network Services Inc. and Printer Systems Corporation (see "Other Matters") and capital expenditures required to support increased levels of operation as a result of business growth in services. The Company does not have any material commitments of funds for capital expenditures other than to support the current level of operations.

In 1995, the Company retired $9.0 million of its previously purchased Notes in fulfillment of its annual sinking fund requirement. As of December 31, 1995, the Company had $3.4 million of the Notes in treasury which were applied to the retirement of all the remaining outstanding Notes in February 1996 (see "Other Matters").

In December 1995, the Company received $14.5 million as a result of its agreement with Atlantic Design Company, a subsidiary of Ogden Services Corporation, ("ADC") (see "Other Matters"). Of the proceeds, $3.0 million was payment for machinery and equipment which was sold to ADC and $11.5 million was related to the transfer of inventory to ADC. The Company continues to recognize in its financial statements the inventory of $12.3 million associated with the ADC agreement and a corresponding account payable of $10.5 million as of December 31, 1995. It is expected that the Company will have no material liability with regards to this inventory by the end of the second quarter of 1996.

ENVIRONMENTAL MATTERS

The Company and the former owner of its Waynesboro, Virginia facility, General Electric Company ("G.E."), have generated and managed hazardous wastes at the facility for many years as a result of their use of certain materials in manufacturing processes. The Company and the United States Environmental Protection Agency ("EPA") have agreed to a corrective action consent order (the "Order"), which became effective on September 14, 1990. The Order requires the Company to undertake an investigation of solid waste management units at its Waynesboro, Virginia facility and to conduct a study of any necessary corrective measures that may be required. Although the Order is currently being implemented, it is not possible for the Company to reliably estimate the total cost of the investigation and the study required by the Order. If, as a result of the investigation and study, corrective measures are required, the Company expects that it will then enter into discussions with the EPA concerning a further order for that purpose.

The Company has been notified by the EPA that it is one of 700 potentially responsible parties ("PRPs") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, for necessary corrective action at a hazardous waste disposal site in Greer, South Carolina. In prior years, the Company arranged for the transportation of wastes to the site for treatment or disposal. During 1995, the PRPs entered into an administrative consent order with EPA under which they will undertake a remedial investigation and feasibility study.

With respect to the above mentioned actions, the Company believes its share of the costs of the investigation and any corrective action that may be required are not likely to have a material effect upon the financial condition, results of operations or liquidity of the Company.

The Company has been named as a defendant in an Original Petition and Petition for Injunctive Relief filed in August 1995 which alleges that the Company and certain other defendants are strictly liable for damages allegedly suffered by the plaintiffs as a result of contamination of groundwater at the Linn-Faysville Aquifer, in Texas, due to the disposal of dangerous products and materials at a landfill which is alleged to be the source of the contamination.

The Company is currently unable to make any estimates as to whether this action will have a material effect upon the financial condition, results of operations or liquidity of the Company.

OTHER MATTERS

On January 12, 1996, the Company reached an agreement with NationsBank of Texas, N.A., as agent for a group of banks, ("NationsBank") on $75 million of credit facilities. Under the agreement, NationsBank is providing a $35 million revolving credit facility and two term loans totaling $40 million. In a separate transaction, the Company entered into an interest rate swap arrangement with NationsBank which fixes the interest rate for five years on a substantial portion of the debt. The fixed rate at the time the agreement was executed averaged 8.25%. As of February 13, 1996, the Company had $22.2 million available for borrowing under the revolving credit facility. Principal payments on the term loans are $3.5 million in 1996, $4 million in 1997 and 1998, $5 million in 1999 and $6 million in 2000.

The Company has used this new credit agreement to retire all the debt associated with its former credit agreement with CIT and to retire all of the Company's outstanding Notes.

In December 1995, the Company entered into an agreement for the term of five years with Atlantic Design Company, a subsidiary of Ogden Services Corporation, ("ADC") in which ADC would take over the Company's manufacturing operations and employees in McAllen, Texas and Reynosa, Mexico. The agreement is automatically renewed unless notice is given. ADC is committed to manufacturing all of the Company's impact printer products, printed circuit boards, related supplies and spare parts. The Company will retain design, intellectual and distribution rights. As part of this agreement, the Company will be a preferred provider of impact and page printers and multivendor information technologies service to Ogden Services Corporation.

The Company, as part of the agreement, has agreed to purchase from ADC $54 million of product by April 1997. In the event that the minimum purchase commitment is not met, the Company would be required to pay ADC the lost
profits on the amount not achieved.   At December 31, 1995, the Company had
recorded $12.3 million of inventory and a related payable of $10.5 million associated with a commitment to repurchase certain inventories which were transferred to ADC during December 1995. It is expected that this inventory will have been used by the end of the second quarter of 1996 and any remaining amount will not be material.

GENICOM provides an array of services and products addressing different niches of the information processing industry, competing against a wide range of companies from large multi-nationals to small domestic entrepreneurs. The Company has the risk of obsolescence due to the rapid change of technology in the markets in which it competes.

In 1994 and 1995, SFAS No. 114 "Accounting by Creditors for Impairment of a Loan", SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure - Amendment of SFAS No. 114", and SFAS No. 119 "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" became effective. The implementation of these accounting standards did not have a material impact on the financial condition, results of operations or liquidity of the Company.

In 1996, SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" will become effective. Management believes this standard will not have a material impact on the financial condition, results of operations or liquidity of the Company. SFAS No. 123 "Accounting for Stock-Based Compensation" will not be adopted by the Company for accounting purposes, however, the Company will be required to disclose the effects of this pronouncement on a pro forma basis in 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 GENICOM CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF INCOME


                                                        DECEMBER 31,          January 1,           January 2,
Year Ended,                                                 1995                 1995                 1994
(In thousands, except per share data)                   ============        ------------         ------------
REVENUES, NET:
    Products                                            $    168,394        $    166,518         $    176,432
    Services                                                 125,658              67,279               45,433
                                                        ------------        ------------         ------------
                                                             294,052             233,797              221,865
                                                        ------------        ------------         ------------
OPERATING COSTS AND EXPENSES:
    Cost of revenues:
       Products                                              116,842             120,455              129,274
       Services                                              100,771              53,439               36,537
    Selling, general and administration                       52,780              43,015               43,584
    Engineering, research and product development              8,481               7,720                9,825
                                                        ------------        ------------         ------------
                                                             278,874             224,629              219,220
                                                        ------------        ------------         ------------

OPERATING INCOME                                              15,178               9,168                2,645
Interest expense, net                                          7,741               7,458                7,559
Other income                                                                       1,908                1,741
                                                        ------------        ------------         ------------

INCOME (LOSS) BEFORE INCOME TAXES                              7,437               3,618               (3,173)
Income tax expense                                             1,285               1,048                   56
                                                        ------------        ------------         ------------

NET INCOME (LOSS)                                       $      6,152        $      2,570         $     (3,229)
                                                        ============        ============         ============


EARNINGS (LOSS) PER COMMON SHARE AND COMMON
SHARE EQUIVALENT (PRIMARY AND FULLY DILUTED):           $       0.51        $       0.23         $      (0.30)
                                                        ============        ============         ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND
    COMMON SHARE EQUIVALENTS OUTSTANDING:

Primary                                                       12,038              11,345               10,621

Fully diluted                                                 12,056              11,416               10,621
                                                        ============        ============         ============




The accompanying notes are an integral part of these financial statements.

 GENICOM CORPORATION AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS



                                                                        DECEMBER 31,      January 1,
                                                                            1995             1995
 (In thousands, except share data)                                      ------------      ----------
 ASSETS
 CURRENT ASSETS:
     Cash and cash equivalents                                           $    4,271       $      673
     Accounts receivable, less allowance for
         doubtful accounts of $1,616 and $1,479                              53,572           37,846
     Other receivables                                                        3,767            2,711
     Inventories                                                             43,079           43,368
     Prepaid expenses and other assets                                        1,432            2,329
                                                                         ----------       ----------
         TOTAL CURRENT ASSETS                                               106,121           86,927
 Property, plant and equipment                                               30,896           26,215
 Goodwill                                                                    21,632            9,293
 Other assets, principally intangibles                                        2,890            4,832
                                                                         ----------       ----------
                                                                         $  161,539       $  127,267
                                                                         ==========       ==========
 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
     Current portion of long-term debt                                   $    7,070       $      371
     Accounts payable and accrued expenses                                   52,910           37,540
     Deferred income                                                         11,611            8,236
                                                                         ----------       ----------
         TOTAL CURRENT LIABILITIES                                           71,591           46,147
 Long-term debt, less current portion                                        44,474           47,192
 Other non-current liabilities                                               10,941            5,845
                                                                         ----------       ----------
         TOTAL LIABILITIES                                                  127,006           99,184

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY:
     Common stock, $0.01 par value; 18,000,000 and 15,000,000
         shares authorized, 10,839,399 and 10,638,299 shares issued             108              106
     Additional paid-in capital                                              26,023           25,760
     Retained earnings                                                       10,503            4,351
     Foreign currency translation adjustment                                (1,331)           (1,435)
     Pension liability adjustment                                             (770)             (699)
                                                                         ----------       ----------
         TOTAL STOCKHOLDERS' EQUITY                                          34,533           28,083
                                                                         ----------       ----------
                                                                         $  161,539       $  127,267
                                                                         ==========       ==========




The accompanying notes are an integral part of these financial statements.

 GENICOM CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS




 Year ended,                                                         DECEMBER 31,     January 1,     January 2,
 (In thousands)                                                         1995            1995           1994
                                                                     -----------      ----------     ----------
 CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income (loss)                                                  $  6,152      $  2,570      $  (3,229)
     Adjustments to reconcile net income (loss) to cash provided by operating activities:
         Depreciation                                                     13,981         9,374          6,703
         Amortization                                                      4,125         3,149          2,400
         Effect of gain on early extinguishment of notes                                (1,009)
         Effect of investment gain                                                        (901)        (1,741)
         Acquisition related costs                                           654
         Effect of restructuring accrual                                                               (3,380)
         Effect of environmental recovery from G.E.                                                      (862)
         Deferred tax benefit                                             (1,830)
         Changes in assets and liabilities:
             Accounts receivable                                          (9,406)        1,031          2,099
             Inventories                                                   3,348        10,882          1,710
             Accounts payable and accrued expenses                        (1,730)        2,521          1,733
             Other                                                         1,338           938           (190)
                                                                        --------      --------       --------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                                16,632        28,555          5,243
                                                                        --------      --------       --------
 CASH FLOWS FROM INVESTING ACTIVITIES:

     Payments for businesses, net of cash acquired                       (10,309)
     Additions to property, plant and equipment                          (16,325)      (11,067)        (5,724)
     Proceeds from sale of investment                                                    3,436
     Proceeds from sale of equipment                                       3,031
     Other investing activities                                             (239)         (581)        (1,456)
                                                                        --------      --------       --------
 NET CASH USED IN INVESTING ACTIVITIES                                   (23,842)       (8,212)        (7,180)
                                                                        --------      --------       --------
 CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings from long-term debt                                       31,594        21,537         26,818
     Payments on long-term debt                                          (31,939)      (33,985)       (26,697)
     Proceeds from Atlantic Design agreement                              11,502
     Purchases of senior subordinated notes                                             (8,123)
                                                                        --------      --------       --------
 NET CASH PROVIDED BY (USED IN)  FINANCING ACTIVITIES                     11,157       (20,571)           121
                                                                        --------      --------       --------

 Effect of exchange rate changes on cash and cash equivalents               (349)         (896)           612
                                                                        --------      --------       --------

 Net increase (decrease) in cash and cash equivalents                      3,598        (1,124)        (1,204)

 Cash and cash equivalents at beginning of year                              673         1,797          3,001
                                                                        --------      --------       --------

 Cash and cash equivalents at end of year                               $  4,271      $    673       $  1,797
                                                                        ========      ========       ========

 SUPPLEMENTAL DATA:

 Cash paid (received) during the year for:
    Income taxes                                                        $  1,483      $     28      $   (501)
    Interest                                                               8,040         7,491          7,953




The accompanying notes are an integral part of these financial statements.

GENICOM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



For the years ended December 31, 1995, January 1, 1995 and January 2, 1994
(In thousands)                                                                                 Foreign
                                            Common Stock                       Additional      Currency        Pension
                                        --------------------      Paid-in      Retained       Translation     Liability
                                        Shares        Amount      Capital      Earnings       Adjustment     Adjustment
                                        ------        ------      -------      --------       -----------    ----------
BALANCE AS OF JANUARY 3, 1993            10,605     $    106    $  25,730      $  5,010       $  (1,795)       $  (527)

Exercise of stock options                    17                        14
Net loss                                                                         (3,229)
Cumulative translation adjustment                                                                  (162)
Pension liability adjustment                                                                                      (572)
                                         ------     --------    ---------      --------       ---------       --------
BALANCE AS OF JANUARY 2, 1994            10,622          106       25,744         1,781          (1,957)        (1,099)

Exercise of stock options                    16                        16
Net income                                                                        2,570
Cumulative translation adjustment                                                                   522
Pension liability adjustment                                                                                       400
                                         ------     --------    ---------      --------       ---------       --------
BALANCE AS OF JANUARY 1, 1995            10,638          106       25,760         4,351          (1,435)          (699)

Exercise of stock options                   201            2          263
Net income                                                                        6,152
Cumulative translation adjustment                                                                   104
Pension liability adjustment                                                                                       (71)
                                         ------     --------    ---------      --------       ---------        -------
BALANCE AS OF DECEMBER 31, 1995          10,839     $    108    $  26,023      $ 10,503       $  (1,331)       $  (770)
                                         ======     ========    =========      ========       =========        =======




The accompanying notes are an integral part of these financial statements.

GENICOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of GENICOM Corporation (the "Company") and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The 1995 financial statements include the results of two acquisitions, Printer Systems Corporation ("PSC") and Harris Adacom Network Services, Inc. ("HANS") from their respective acquisition dates. PSC was acquired on February 16, 1995 and HANS was acquired on March 1, 1995.

Fiscal Year

The Company's fiscal year ends on the Sunday nearest December 31. Accordingly, the Company is reporting for the 52-week periods ended December 31, 1995, January 1, 1995 and January 2, 1994.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Inventories

Inventories are stated at the lower of cost, determined on the first-in first-out method, or market.

Property, Plant and Equipment

Property, plant and equipment is stated at cost. Depreciation is calculated using the straight-line method for financial reporting purposes based on estimated lives at acquisition date (generally 10 to 25 years for buildings and 18 months to 10 years for machinery and equipment) and accelerated methods for income tax purposes.

Significant improvements and the cost of tooling are capitalized, while repairs and maintenance costs are charged to operations.

Goodwill and Intangibles

Goodwill includes the excess of acquisition costs over the fair market value of net assets of acquired businesses and is being amortized on a straight-line basis over 5 to 20 years. Intangible assets, including patents, copyrights, trademarks, licenses and organization and financing costs, are amortized on a straight-line basis over periods ranging from 3 to 15 years. The Company assesses at each balance sheet date whether there has been a permanent impairment in the value of the respective assets. This is accomplished by determining whether projected undiscounted future cash flows from operations over the remaining life exceed the net book value of the assets as of such balance sheet date. The aggregate amount of accumulated amortization for goodwill and intangibles was $14.5 million and $12.9 million at December 31, 1995 and January 1, 1995, respectively.

Research and Development Costs and Capitalized Software

Costs incurred in basic research and development are expensed as incurred. Certain costs relating to software and product development are capitalized and amortized over the estimated economic life of the product.

The Company capitalized software costs of $0.1 million and $0.6 million in 1995 and 1994, respectively. The related amortization expenses were $1.2 million and $1.0 million in 1995 and 1994, respectively. As of December 31, 1995 and January 1, 1995, capitalized software, net of amortization, was $0.4 million and $1.5 million, respectively.

Income Taxes

The Company accounts for income taxes under the liability method in accordance with SFAS No. 109 "Accounting for Income Taxes". Certain expenses are recognized in different periods for financial reporting and Federal income tax purposes. Research and development credits are recognized as a reduction of income tax expense in the year they are recognized for Federal tax purposes. The Company does not provide deferred taxes on the undistributed earnings of its foreign subsidiaries as such earnings are intended to be permanently reinvested in those operations.

Foreign Operations

The consolidated balance sheets include foreign assets and liabilities of $54.4 million and $16.0 million as of December 31, 1995, respectively, and $55.5 million and $14.7 million as of January 1, 1995, respectively. The net effects of foreign currency transactions reflected in income were immaterial in fiscal years 1995, 1994 and 1993.

Assets and liabilities of most of the Company's foreign operations are translated into U.S. dollars using exchange rates in effect at the balance sheet date and results of operations items are translated using the average exchange rates prevailing throughout the period. The resulting translation adjustments are recorded as a separate component of stockholders' equity. The Company's Mexican subsidiary, of which the operating assets were transferred to Atlantic Design Company in December 1995 (see "Note 8"), remeasures its financial statements in U.S. dollars, as this is the currency of the primary economic environment in which the entity operates. Prior to 1993, the Mexican subsidiary was considered to operate in a highly inflationary economy. Accordingly, its translation adjustments, which are not material, are included in results of operations.

Off-Balance Sheet Risk and Concentrations of Credit Risk

The Company periodically hedges against foreign currency fluctuations through the use of forward exchange contracts. Gains and losses on contracts to hedge foreign currency commitments are deferred and accounted for as part of the commitment transaction except for losses expected to be incurred in future periods which are recorded when identified.

The forward exchange contracts which the Company uses as hedges are subject to off-balance sheet market risk. The Company believes that its risk due to non-performance by the other parties to these contracts is remote. The Company had $4.4 million and $0.6 million of forward exchange contracts outstanding as of December 31, 1995 and January 1, 1995, respectively.

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of receivables. The Company extends credit to various customers that are primarily in the computer and computer peripherals industries. These specific industries may be similarly affected by economic factors, however, the Company performs ongoing credit evaluations of its customers and establishes an allowance for doubtful accounts for specific customers that it determines to have significant credit risk.

Generally, the Company does not require collateral from its customers and has, historically, not experienced significant credit related losses.

Revenue Recognition and Warranty Costs

Revenues from the sales of products, which include printers and relays, are recorded when products are shipped to customers. Revenues from services, which include service and rentals, are recognized monthly as earned. Advance billings for customer maintenance contracts are deferred and amortized over the contract life on a straight-line basis. Estimated warranty costs for equipment sales are provided for in the year of sale.

Net Income (Loss) Per Share

Net income (loss) per common share and common share equivalent is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding during each year. Common share equivalents include the weighted average number of shares issuable upon the exercise of outstanding stock options, assuming the applicable proceeds from such exercise are used to acquire treasury shares.

Recent Accounting Pronouncements

In 1994 and 1995, SFAS No. 114 "Accounting by Creditors for Impairment of a Loan", SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure - Amendment of SFAS No. 114", and SFAS No. 119 "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" became effective. The implementation of these accounting standards did not have a material impact on the financial condition, results of operations or liquidity of the Company.

In 1996, SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" will become effective. Management believes this standard will not have a material impact on the financial condition, results of operations, or liquidity of the Company. SFAS No. 123 "Accounting for Stock-Based Compensation" will not be adopted by the Company for accounting purposes, however, the Company will be required to disclose the effects of this pronouncement on a pro forma basis beginning in 1996.

Nature of Operations

GENICOM Corporation is an international supplier of network systems, service and printers. The Company's Enterprising Service Solutions company provides logo and multivendor product field support and depot repair, express parts, integrated network systems, technology consulting, diagnostic and monitoring services and other professional services. The Company's Document Solutions company designs and markets a wide range of computer printer technologies for general purpose applications.

The Company markets it products and services through several domestic and international channels including national and regional distributors, value added resellers and direct sales forces. GENICOM has positioned its products
as mid-range solutions to corporate customers.   Operating on a worldwide
basis, the Company has operations in the United States, Canada, Europe and Australia.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

NOTE 2:SUPPLEMENTAL BALANCE SHEET INFORMATION

 Inventories consist of:


                                                                            DEC. 31,               JAN. 1,
 (in thousands)                                                               1995                   1995
                                                                          ---------              ---------
 Raw materials                                                            $   2,594              $  14,354
 Work in process                                                              4,899                  6,639
 Finished goods                                                              23,327                 22,375
 Atlantic Design inventory (see Note 8)                                      12,259
                                                                          ---------              ---------
                                                                          $  43,079              $  43,368
                                                                          =========              =========
Property, plant and equipment consists of:


                                                                           DEC. 31,               Jan. 1,
                                                                             1995                   1995
 (in thousands)                                                           ---------              ---------
 Land                                                                     $     714              $     714
 Buildings                                                                   11,038                 10,406
 Machinery and equipment                                                     77,372                 77,274
 Construction in progress                                                       461                    361
                                                                          ---------              ---------
                                                                             89,585                 88,755
     Less: accumulated depreciation                                          58,689                 62,540
                                                                          ---------              ---------
                                                                          $  30,896              $  26,215
                                                                          =========              =========
Accounts payable and accrued expenses consist of:


                                                                           DEC. 31,                Jan. 1,
                                                                             1995                   1995
 (in thousands)                                                           ---------              ---------
 Trade accounts payable                                                   $  21,388              $  18,918
 Atlantic Design account payable (see Note 8)                                10,500
 Accrued liabilities: Accrued compensation and benefits                       9,088                  8,900
                      Interest                                                1,867                  1,883
                      Other                                                  10,067                  7,839
                                                                          ---------              ---------
                                                                          $  52,910              $  37,540
                                                                          =========              =========

NOTE 3: DEBT OBLIGATIONS

Long-term debt consists of:
 (in thousands)                               DEC. 31,             Jan. 1,
                                                1995                1995
                                             ---------          ----------
 Revolving credit notes and term loans       $  12,022          $   10,897
 Senior subordinated notes                      36,364              36,532
 Other subordinated notes                        3,158                 134
                                             ---------          ----------
                                                51,544              47,563
       Less: current portion                     7,070                 371
                                             ---------          ----------
                                             $  44,474          $   47,192
                                             =========          ==========

The Company had an agreement (the "Loan Agreement") with a lender to provide credit facilities to a maximum borrowing of $35.0 million. The Loan Agreement was amended on June 9, 1994, to extend its term to December 30, 1996. The Company had pledged as collateral generally all assets of the Company. The Loan Agreement provided for financing based on formulas applied to certain adjusted asset balances, such balances being determined at the lender's sole discretion, an annual fee of 4.0% of the amount by which average daily borrowings were below $10.0 million, and interest at a posted prime rate plus 3.0% (11.5% as of December 31, 1995). Prior to June 9, 1994, the interest rate
was the posted prime rate plus 2.25% (8.25% as of January 2, 1994).   Also, the
Loan Agreement had provisions for automatic renewal for successive one (1) year terms should certain notice provisions not be exercised by either party. Moreover, upon the termination of the Loan Agreement by either the lender, pursuant to an event of default, or the Company, a termination fee was payable by the Company.

The Company maintained a term loan agreement (the "Term Loan") with the same lender which amortized monthly and bore the same interest rate. The Term Loan would have matured on the earlier of the maturity date of the Loan Agreement or September 1, 1997.

On January 12, 1996, the Company reached an agreement with NationsBank of Texas, N.A., as agent for a group of banks, ("NationsBank") on $75 million of credit facilities. Under the agreement, NationsBank is providing a $35 million revolving credit facility and two term loans totaling $40 million. The revolver matures in five years; while the term loans are for five and seven years, respectively. The rate of interest on the credit facilities is tied to LIBOR or NationsBank's prime rate and is also dependent upon the Company's performance. Principal payments on the term loans are $3.5 million in 1996, $4 million in 1997 and 1998, $5 million in 1999 and $6 million in 2000.

In a separate transaction, the Company entered into an interest rate swap arrangement with NationsBank which fixes the interest rate for five years on a substantial portion of the debt. The fixed rate at the time the agreement was executed averaged 8.25%.

The proceeds from NationsBank were used to retire the outstanding borrowings under the Company's prior Loan Agreement. The principal amount of this payment was $10.5 million. The Company recognized a loss on extinguishment of debt associated with this repayment of $0.3 million after tax in January 1996.

The Company's international subsidiaries maintain various credit facilities for their local operations. Borrowings under such credit facilities bear interest at prevailing or negotiated rates.

The Company issued senior subordinated notes (the "Notes") on February 13, 1987, with an aggregate principal amount of $76.0 million. The Notes, which bore interest at 12.5% payable semiannually, were redeemable at the option of the Company, in whole or in part, at any time on or after February 15, 1992. Sinking fund payments to retire $9.0 million annually began in 1992, with the Notes maturing on February 15, 1997. The Notes were subordinated to all senior indebtedness.

On February 14 and 15, 1996, the Company used proceeds from the credit arrangement with NationsBank to retire the remaining outstanding Notes. Approximately $27 million of the Notes were redeemed at 100% of their face value and approximately $9.4 million of the Notes were redeemed at 101.2% of their face value. The Company recognized a $0.1 million after tax loss on extinguishment of debt associated with the retirement of the Notes in February 1996.

The Company retired $9 million of the Notes in 1995 as part of the sinking fund requirement. In 1994 and 1992, the Company used cash flow from operations and borrowings under the Loan Agreement to purchase $9.2 million and $4.0 million, respectively, principal amount of its Notes prior to their scheduled maturity. Such purchases were at market prices below face value and, as a result, the Company recognized gains of $0.7 million and $1.3 million, net of income taxes and the write-off of related unamortized discount and debt issuance costs. Notes purchased by the Company had been applied to the Notes' sinking fund requirements.

The prior Loan Agreement and the Notes contained certain restrictive covenants which included, among other things, required minimum net worth of $22.8 million, restrictions on additional borrowing and the sale or disposition of certain assets and limitations on the payment of dividends. Under the new credit facilities with NationsBank, the Company will be subject to certain other covenants which will require the Company, among other things, to maintain a consolidated tangible net worth of $10.5 million plus 50 % of cumulative net income and 100% of cumulative equity transactions, a funded debt coverage ratio of at least 3.5 to 1 for 1996, a fixed charges coverage ratio of at least 2 to 1 for 1996 and a debt to capitalization ratio of .7 to 1 for 1996.

As part of the purchase agreement with Printer Systems Corporation ("PSC" - see "Note 12"), the Company has recorded the present value of a note payable with payments of $400,000 each due in 1996, 1997 and 1998. In addition to these payments, the Company has possible contingent payments based on performance due in 1996, 1997 and 1998. The maximum amount due under the contingent arrangement is $2.8 million.

NOTE 4:EMPLOYEE BENEFIT PLANS

The Company provides postretirement medical and life insurance benefits to hourly and salaried employees hired before March 22, 1993, who retire after attaining age 60 with at least 5 years of service. Under certain conditions, benefits may be extended to the retirees' spouse and dependents. Salaried employees hired after March 22, 1993 are eligible for postretirement medical and life insurance benefits only upon attainment of Social Security retirement age and completion of 10 years of service, and no spouse or dependent coverage is provided.

The postretirement medical coverage is contributory, while the life insurance coverage is noncontributory.

On January 4, 1993, the Company adopted the provisions of SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions", which requires the accrual of the cost of providing postretirement benefits during an employee's active service.

The components of net periodic postretirement benefit costs were:



                                                                         DEC. 31,                Jan. 1,
 (in thousands)                                                            1995                   1995
                                                                        ---------               --------
 Service cost - benefits attributed to service  during the period        $   337                $   396
 Interest cost on accumulated postretirement benefit obligation            1,339                  1,334
 Amortization of unrecognized transition obligation over 20 years            840                    878
                                                                         -------                -------
 Net periodic postretirement benefit cost                                $ 2,516                $ 2,608
                                                                         =======                =======



The following table sets forth the combined funded status for the Company's postretirement benefit obligation as of the indicated actuarial valuation dates:



                                                                              DEC. 31,                Jan. 1,
 (in thousands)                                                                 1995                   1995
                                                                             ---------               ---------
 Accumulated postretirement benefit
  obligation:
    Retirees                                                                 $   7,280               $   9,296
    Active plan participants                                                     8,173                   8,045
                                                                             ---------               ---------
                                                                                15,453                  17,341
 Unrecognized transition obligation                                             14,926                  15,805
 Unrecognized net gain                                                          (5,087)                 (2,309)
                                                                             ---------               ---------
 Accrued postretirement benefit cost                                         $   5,614               $   3,845
                                                                             =========               =========



For measurement purposes, 9.5% and 11.0% annual rates of increase in the per capita cost of covered health care benefits were assumed for 1996 and 1995, respectively; both rates were assumed to decrease gradually to 5.5% for 2001 and remain at that level thereafter. If the health care cost trend rate was to increase 1.0%, the accumulated postretirement benefit obligation as of December 31, 1995 and January 1, 1995, would have increased by 5.3% and 7.0%, respectively. The effect of this change on the aggregate service and interest costs for 1995 and 1994 would be increases of 5.8% and 7.1%, respectively. The weighted-average discount rates used in determining the accumulated postretirement benefit obligation was 7.25% and 8.0% in 1995 and 1994, respectively.

Substantially all domestic non-collective bargaining employees are eligible to participate in the Company's retirement savings plan (the "Savings Plan"), which qualifies under section 401(k) of the Internal Revenue Code. The Company makes certain matching contributions which are allocated to the participants and vest based on the employee's years of service. The Company's expense under the Savings Plan was $0.8 million, $0.5 million and $1.2 million in fiscal years 1995, 1994 and 1993, respectively.

The Company's domestic collective bargaining employees are covered by a contributory defined benefit pension plan (the "Pension Plan"). The Pension Plan benefits are based on years of credited service and the participant's compensation. Eligible employees must elect to participate and contribute 3.0% of compensation between $12,000 and $25,650 per calendar year. The Company makes contributions to the Pension Plan sufficient to meet federal funding requirements.

Components of periodic pension costs were:


                                                         DEC. 31,           Jan. 1,         Jan. 2,
                                                           1995              1995            1994
 (in thousands)                                        -------------      ----------      ----------
 Service cost                                          $         340      $      445      $     442
 Interest cost on projected benefit obligation                   806             731            660
 Actual return on plan assets                                 (2,277)            131           (753)
 Net amortization and deferral                                 1,681            (673)           243
                                                       -------------      ----------      ---------

 Net periodic pension expense                          $         550      $      634      $     592
                                                       =============      ==========      =========


The following table sets forth the Pension Plan's funded status as of the indicated actuarial valuation dates:



                                                                                 DEC. 31,               Jan. 1,
 (in thousands)                                                                    1995                   1995
                                                                           -----------------      -----------------
 Actuarial present value of benefit obligation:
    Vested benefits                                                        $          10,834      $           8,621
    Non-vested benefits                                                                  664                    555
                                                                           -----------------      -----------------
 Total accumulated benefit obligation                                                 11,498                  9,176
 Effect of projected future compensation levels                                          555                    734
                                                                           -----------------      -----------------
 Projected benefit obligation                                                         12,053                  9,910
 Fair value of plan assets                                                            10,912                  8,097
                                                                           -----------------      -----------------

 Fair value of plan assets less than projected benefit obligation                     (1,141)                (1,813)
 Unrecognized net liability existing at January 1, 1987                                  272                    318
 Unrecognized net loss from actuarial experience                                       1,477                  1,753
 Adjustment to recognize minimum liability                                            (1,194)                (1,337)
                                                                           -----------------      -----------------

 Accrued pension cost                                                      $            (586)     $          (1,079)
                                                                           =================      =================



The Company's assumptions used in determining the pension cost and pension liability shown above were as follows:




                                           DEC. 31,      Jan. 1,       Jan. 2,
                                            1995          1995          1994
                                           --------     --------      --------
 Discount rate                              7.25          8.00           7.25
 Rate of compensation progression           4.00          5.00           5.00
 Rate of return on plan assets              9.00          9.00           9.00



Pension Plan assets consist primarily of treasury notes, government and corporate bonds, corporate equities and cash equivalent funds.

The Company makes contributions to various employee benefit plans for certain of its foreign subsidiaries and the expense for these plans was not material in fiscal years 1995, 1994 and 1993.

On January 3, 1994, the Company adopted the provisions of SFAS No. 112 "Employers' Accounting for Postemployment Benefits" which requires employers to accrue costs of providing postemployment benefits other than pensions. The implementation of SFAS No. 112 did not have a material effect on the Company's financial condition, results of operations or liquidity.

NOTE 5: STOCK OPTIONS

Under the Company's stock option plan, 2,112,268 shares of unissued common stock are reserved for issuance pursuant to options outstanding and to be granted. Stock option activity for the respective fiscal periods is as follows:




                                                           Option
                               Number of                   Amount
                                Shares                   Per Share              Total
                            -------------            ---------------         ------------
 OUTSTANDING,
   JANUARY 3, 1993              1,135,067            $     0.15-7.50         $  1,529,140
     Granted                      406,500                  1.00-1.50              412,500
     Exercised                    (17,000)                 0.15-1.75              (17,975)
     Cancelled                    (42,000)                 0.15-1.50              (51,500)
                            -------------            ---------------         ------------

 OUTSTANDING,
   JANUARY 2, 1994              1,482,567                  1.00-7.50            1,872,165
     Granted                      460,000                  1.00-2.38              471,688
     Exercised                    (16,600)                    1.00                (16,600)
     Cancelled                   (166,833)                 1.00-7.50             (196,823)
                            -------------            ---------------         ------------

 OUTSTANDING,
   JANUARY 1, 1995              1,759,134                  1.00-7.50            2,130,430
     Granted                      410,000                  1.75-4.50              804,375
     Exercised                   (201,100)                 1.00-2.13             (264,824)
     Cancelled                   (195,467)                 1.00-7.50             (253,328)
                            =============            ===============         ============

 OUTSTANDING,
   DECEMBER 31, 1995            1,772,567            $     1.00-7.50         $   2,416,653
                            =============            ===============         =============
 OPTIONS EXERCISABLE,
   DECEMBER 31, 1995              819,967            $     1.00-7.50         $   1,041,753
                            =============            ===============         =============
 OPTIONS
  AVAILABLE
   FOR FUTURE GRANTS              339,701
                            =============





Options granted under the stock option plan are granted at prices not less than 85.0% of the fair market value of the common stock and become exercisable in installments at dates ranging from one to ten years from the date of grant, as determined by the Board of Directors or the Compensation Committee thereof.

In 1992 and 1993, the stockholders approved nonstatutory stock option grants of 100,000 and 10,000 shares of common stock, respectively, to certain members of the Company's Board of Directors. The stock options become exercisable at a rate of 33.3% per year beginning one year from grant date. However, the stock options become fully exercisable upon the merger of the Company into another entity or the acquisition of the Company by another entity or the sale or transfer of substantially all assets of the Company to another entity. As of December 31, 1995, none of these stock options had been exercised.

NOTE 6: INCOME TAXES

The components of income (loss) before income taxes were as follows:




 (in thousands)                 DEC. 31,           Jan. 1,           Jan. 2,
                                 1995               1995              1994
                                -------           --------          --------
 Domestic                       $ 7,860           $  4,524          $  1,767
 Foreign                           (423)              (906)           (4,940)
                                -------           --------          --------
                                $ 7,437           $  3,618          $ (3,173)
                                =======           ========          ========

Income tax expense (benefit) consists of the following:




 (in thousands)               DEC. 31,            Jan. 1,          Jan. 2,
                                1995               1995             1994
                              -------             ------           ------
 Current:
   Federal                    $ 2,299             $  164           $  (27)
   State                          557                568               23
   Foreign                        259                148               60
                              -------             ------           ------
                                3,115                880               56
                              -------             ------           ------

 Deferred:
   Federal                     (1,830)               168
   Foreign
                              -------           --------           -----
                               (1,830)               168
                              -------           --------           -----

                              $ 1,285           $  1,048           $  56
                              =======           ========           =====

A reconciliation of the U.S. statutory Federal tax rate of 34.0% to the Company's effective tax rate is as follows:


(in thousands)                                     DEC. 31,             Jan. 1,             Jan. 2,
                                                     1995                1995                 1994
                                                 -----------         -----------           ---------
Tax expense (benefit) at statutory rate          $     2,529         $     1,230           $ (1,079)
Increase (decrease) related to:
   State income taxes, net of
     Federal tax benefit                                 557                 568                 23
   Foreign income tax                                    259                 148                 60
   Foreign operating losses
     generating no current tax benefit                   144                 279              1,642
   Domestic operating profit not taxed
     due to carryfoward losses                          (383)             (1,331)              (563)
   Reduction in valuation allowance                   (1,830)
   Other, net                                              9                 154                (27)
                                                 -----------         -----------           ---------
                                                 $     1,285         $     1,048           $     56
                                                 -----------         -----------           ---------
                                                       17.3%               29.0%               (1.8)%
                                                 ===========         ===========           =========


Deferred tax assets and liabilities are recorded based on temporary differences between earnings as reported in the financial statements and earnings for income tax purposes. The major components of the Company's deferred tax assets and liabilities are as follows:


(in thousands)                                     DEC. 31,               Jan. 1,
                                                   6/17/05               6/17/05
                                                 -----------           ------------
DEFERRED TAX ASSETS:
Net operating loss carryforwards                 $     9,214           $     12,838
Inventory valuation                                    2,275                  3,475
Vacation accrual                                       1,231                  1,049
Bad debt reserve                                         701                    554
Employee benefits                                      1,884                  1,580
Other                                                  4,758                     93
Valuation allowance                                  (12,521)               (16,747)
                                                 -----------           ------------
  Total deferred tax asset                       $     7,542           $      2,842
                                                 ===========           ============
DEFERRED TAX LIABILITIES:
Depreciation                                             263                  1,481
Other intangible assets                                5,364
Foreign currency translation gain                                               456
Other                                                     85                    905
                                                 -----------           ------------
  Total deferred tax liability                   $     5,712            $     2,842
                                                 ===========           ============

During 1995, the Company recorded a deferred tax benefit of approximately $1.8 million, relating to the reversal of a portion of the Company's valuation allowance for its domestic deferred tax assets. Such assets were previously fully reserved due to uncertainties regarding their ultimate recoverability. The benefit was recorded in 1995 based upon management's estimate of amounts which are expected to be recoverable through future earnings or reversals of temporary differences.

During 1996, management will continue to assess the recoverability of its deferred tax assets. Should domestic earnings continue at levels achieved in 1995, it is possible that the remaining domestic valuation allowance of approximately $3.0 million will be reversed.

The cumulative amount of undistributed earnings of foreign subsidiaries which the Company intends to permanently invest and upon which no deferred U.S. income taxes have been provided is $8.3 million. The Company cannot practically determine the amount of deferred income tax liability that would result had such earnings actually been remitted. The amount of foreign withholding taxes, at current rates, that would have been due on the earnings had they actually been remitted was $0.4 million.

NOTE 7: OTHER INCOME, ACQUISITION AND RESTRUCTURING COSTS

During 1995, the Company charged against pre-tax income $1.2 million related to a proposed acquisition which was terminated and non-capitalized costs associated with the Company's 1995 business acquisitions.

During fiscal 1994, the Company reported gains of $1.0 million from the early extinguishment of $9.2 million of its Notes.

During fiscal 1994 and 1993, the Company sold 35.0% and 65.0%, respectively, of its investment in Xeikon N.V., a Belgian printer development and manufacturing company. These transactions added approximately $0.9 million and $1.7 million of pre-tax income to fiscal 1994 and 1993, respectively.

During fiscal 1993, the Company incurred costs totaling $1.0 million associated with the reorganization and restructuring of the Company's sales and marketing, development and administrative operations including the formation of an application solutions function. Such costs are reflected in the Company's operating expenses.

NOTE 8: COMMITMENTS AND CONTINGENT LIABILITIES

Leasing arrangements:

As lessee:

The Company leases certain manufacturing and warehousing properties. Rent expense amounted to $7.2 million, $6.7 million and $6.3 million in 1995, 1994 and 1993, respectively.

Minimum future lease commitments for operating leases as of December 31, 1995, are as follows: 1996 - $4.9 million, 1997 - $3.3 million, 1998 - $2.3 million, 1999 - $1.4 million, 2000 - $1.3 million, and $3.9 million thereafter.

As lessor:

The Company has rental agreements for the leasing of printers. Operating lease terms vary, generally from one to sixty months. Rental revenue was $2.3 million, $0.7 million and $1.1 million for 1995, 1994 and 1993, respectively.

On December 31, 1995 and January 1, 1995, the cost of equipment leased was $3.0 million and $1.1 million, respectively, which is included in property, plant and equipment, net of accumulated depreciation of $1.2 million and $0.9 million, respectively.

Environmental matters:

The Company and the former owner of its Waynesboro, Virginia facility, General Electric Company ("G.E."), have generated and managed hazardous wastes at the facility for many years as a result of their use of certain materials in manufacturing processes. The Company and the United States Environmental Protection Agency ("EPA") have agreed to a corrective action consent order (the"Order"), which became effective on September 14, 1990. The Order requires the Company to undertake an investigation of solid waste management units at its Waynesboro, Virginia facility and to conduct a study of any necessary corrective measures that may be required. Although the Order is currently being implemented, it is not possible for the Company to reliably estimate the total cost of the investigation and the study required by the Order. If, as a result of the investigation and study, corrective measures are required, the Company expects that it will then enter into discussions with the EPA concerning a further order for that purpose.

On December 9, 1993, the Company entered into a Cooperation Agreement ("Agreement") with G.E. covering certain environmental matters at the Company's Waynesboro, Virginia site. One of the matters covered is the cost of responding to the Order. The Agreement provides that G.E. will bear 70.0% of the allocable costs relating to the Order. In 1993, the Company recorded a $1.2 million recovery from G.E. of previously incurred allocable costs relating to the Order. The Company's financial statements as of December 31, 1995 reflect a receivable from G.E. of $0.8 million.

As a result of the continuing financial obligation which G.E. has with respect to releases at the facility and the protracted nature of the investigation, the Company believes that the costs of the investigation and study and any corrective action that may be required are not likely to have a material effect upon the financial condition, results of operations or liquidity of the Company.

The Company has been notified by the EPA that it is one of 700 potentially responsible parties (PRPs) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, for necessary corrective action at a hazardous waste disposal site in Greer, South Carolina. In prior years, the Company arranged for the transportation of wastes to the site for treatment or disposal. During 1995, the PRPs entered into an administrative consent order with EPA under which they will undertake a remedial investigation and feasibility study. Based on information currently available, the Company believes its share of the costs of the investigation and any necessary corrective action is not likely to have a material effect upon the financial condition, results of operations or liquidity of the Company.

The Company has been named as a defendant in an Original Petition and Petition for Injunctive Relief filed in August 1995 which alleges that the Company and certain other defendants are strictly liable for damages allegedly suffered by the plaintiffs as a result of contamination of groundwater at the Linn-Faysvilles Aquifer, in Texas, due to the disposal of dangerous products and materials at a landfill which is alleged to be the source of the contamination. The Company is currently unable to make any estimates as to whether this action will have a material effect upon the financial condition, results of operations or liquidity of the Company.

Atlantic Design:

In December 1995, the Company entered into an agreement for the term of five years with Atlantic Design Company, a subsidiary of Ogden Services Corporation, ("ADC") in which ADC would take over the Company's manufacturing operations and employees in McAllen, Texas and Reynosa, Mexico. The agreement
is automatically renewed unless notice is given.   ADC is committed to
manufacturing all of the Company's impact printer products, printed circuit boards, related supplies and spare parts. The Company will retain design, intellectual and distribution rights. As part of this agreement, the Company will be a preferred provider of impact and page printers and multivendor information technologies service to Ogden Services Corporation.

The Company as part of the agreement has agreed to purchase from ADC $54.0 million of product by April 1997. In the event the minimum purchase commitment is not met, the Company would be required to pay ADC the lost profits on the amount not achieved. At December 31, 1995, the Company had $12.3 million of inventory and a related payable of $10.5 million associated with a commitment to repurchase certain inventories which were transferred to ADC during December 1995. It is expected that this inventory will have been used by the end of the second quarter of 1996 and any remaining amount will not be material.

Other matters:

In the ordinary course of business, the Company is party to various environmental, administrative and legal proceedings. In the opinion of management, the Company's liability, if any, in all pending litigation or other legal proceedings, other than those discussed above, will not have a material effect upon the financial condition, results of operations or liquidity of the Company.

NOTE 9: RELATED PARTY TRANSACTIONS

G.E. is one of the principal stockholders of the Company. Sales by the Company to G.E. and its affiliates amounted to $2.4 million, $4.6 million and $4.6 million in 1995, 1994 and 1993, respectively. Amounts receivable from G.E. were $0.1 million and $1.8 million as of December 31, 1995 and January 1, 1995, respectively.

NOTE 10: SEGMENT AND GEOGRAPHIC INFORMATION

Industry Segments

The Company operates in the serial, line and page printer business where it designs and markets printers as well as in the related supplies and spare parts (Document Solutions company). The Company's operation in services provides customers with a full range of network information technology and services with field services, depot repair, parts, logistics and network products (Enterprising Service Solutions company). The production and sales of relay products comprise less than 10% of revenue, operating income and identifiable assets and are included in the Document Solutions segment. Revenue between industry segments are not material. The Company is reporting segment information by industry group for only 1995 as prior to 1995 and the acquisition of Harris Adacom Network Services, Inc., the Company operated only in one segment, the computer peripheral sales and service business.

 (in thousands)                                1995
                                           ----------
 REVENUES
 Document Solutions*                       $  168,394
 Enterprising Service Solutions               125,658
                                           ----------
                                           $  294,052
                                           ==========
 OPERATING INCOME
 Document Solutions+                       $    8,349
 Enterprising Service Solutions                 6,829
                                           ----------
                                           $   15,178
                                           ==========
 ASSETS
 Document Solutions                        $   85,130
 Enterprising Service Solutions                49,264
 Corporate and other                           27,145
                                           ----------
                                           $  161,539
                                           ==========
 DEPRECIATION AND AMORTIZATION
 Document Solutions                        $    4,471
 Enterprising Services Solutions                9,487
 Corporate and other                            4,148
                                           ----------
                                           $   18,106
                                           ==========
 CAPITAL EXPENDITURES
 Document Solutions                        $    2,970
 Enterprising Service Solutions                11,680
 Corporate and other                            1,675
                                           ----------
                                           $   16,325
                                           ==========

*Includes relay revenues of $11,726 thousand.
+Includes relay operating loss of $1,367 thousand.


Geographic Segments

Transfers (sales) between geographic areas are accounted for at prices approximating market. Information regarding the Company's operations in the Pacific Rim, which are not material relative to total operations, has been combined with its European operations. Additionally, information regarding the Company's former Mexican subsidiary has been combined with its U.S. operations because of the vertical integration and its close proximity to the United States.

Financial information by geographic area:

(in thousands)


                                      United States
FISCAL YEAR 1995                        and Canada              Europe          Eliminations              Consolidated
                                      -------------          ------------      --------------             -------------
Sales to unaffiliated customers       $     231,709          $     62,343                                 $     294,052

Transfers between
   geographic areas                          39,870                            $     (39,870)
                                      -------------          ------------      --------------             -------------

Total sales                           $     271,579          $     62,343      $     (39,870)             $     294,052
                                      -------------          ------------      --------------             -------------

Operating income                      $      15,021          $        157                                 $      15,178
                                      -------------          ------------      --------------             -------------

Identifiable assets                   $     125,511          $     37,733                                 $     163,244
                                      =============          ============      ==============             =============

                                       United States
FISCAL YEAR 1994                        and Canada              Europe          Eliminations               Consolidated
                                      -------------          ------------      --------------             -------------
Sales to unaffiliated customers       $     174,455          $     59,342                                 $     233,797

Transfers between
   geographic areas                          41,821                            $     (41,821)
                                      -------------          ------------      --------------             -------------

Total sales                           $     216,276          $     59,342      $     (41,821)             $     233,797
                                      -------------          ------------      --------------             -------------

Operating income (loss)               $       9,262          $        (94)                                $       9,168
                                      -------------          ------------      --------------             -------------

Identifiable assets                   $      97,517          $     29,750                                 $     127,267
                                      =============          ============      ==============             =============


                                       United States
FISCAL YEAR 1993                        and Canada              Europe          Eliminations               Consolidated
                                      -------------          ------------      --------------             -------------
Sales to unaffiliated customers       $     159,504          $     62,361                                 $     221,865

Transfers between
   geographic areas                          43,519                            $     (43,519)
                                      -------------          ------------      --------------             -------------

Total sales                           $     203,023          $     62,361      $     (43,519)             $     221,865
                                      -------------          ------------      --------------             -------------

Operating income (loss)               $       6,134          $     (3,489)                                $       2,645
                                      -------------          ------------      --------------             -------------

Identifiable assets                   $     104,461          $     36,698                                 $     141,159
                                      =============          ============      ==============             =============



Total sales to customers outside the United States amounted to $84.7 million, $72.3 million and $73.5 million for 1995, 1994 and 1993, respectively; these amounts include export sales from the United States of $1.1 million, $1.5 million and $1.5 million in 1995, 1994 and 1993, respectively.

NOTE 11:      SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)


(in thousands, except per share data)



                                                       QUARTER
                    -------------------------------------------------------------------------------
1995                    FIRST                  SECOND                  THIRD               FOURTH
                    ------------           ------------           ------------         ------------
Revenues            $     68,134           $     71,842           $     78,506         $     75,570
Operating income           3,517                  3,724                  4,070                3,867
Net income                 1,301                  1,559                  1,703                1,589
Earnings per share:
    Primary                 0.11                   0.13                   0.14                 0.13
    Fully diluted           0.11                   0.13                   0.14                 0.13

                                                       QUARTER
                    -------------------------------------------------------------------------------
1994                    FIRST                  SECOND                  THIRD               FOURTH
                    ------------           ------------           ------------         ------------
Revenues            $     55,336           $     59,325           $     57,350         $     61,786
Operating income           1,322                  3,196                  2,408                2,242
Net income                    94                  1,502                    486                  488
Earnings per share:
    Primary                 0.01                   0.13                   0.04                 0.04
    Fully diluted           0.01                   0.13                   0.04                 0.04



NOTE 12: BUSINESS ACQUISITIONS


PRINTER SYSTEMS CORPORATION

On February 16, 1995, the Company acquired Printer Systems Corporation ("PSC"), a privately held company whose primary business is the design, manufacture, distribution and support of printer networking products for commercial customers. PSC had 1994 revenues of approximately $10.0 million. Pursuant to the purchase agreement, the Company acquired all of PSC's outstanding common and preferred shares for consideration aggregating to potentially $4.8 million. Of the consideration $0.8 million was payable at closing and $1.2 million is payable over the three subsequent years to closing. The remaining balance of up to $2.8 million in consideration is contingent upon attainment of performance objectives during the three years subsequent to closing, and will be funded from the Company's cash flows from operations and credit facilities. The acquisition has been accounted for as a purchase. The goodwill associated with the purchase is being amortized over seven years.

HARRIS ADACOM NETWORK SERVICES, INC.

On March 1, 1995, the Company acquired substantially all of the assets and certain liabilities of Harris Adacom Network Services, Inc. ("HANS"), including all of the stock of its Canadian subsidiary, Harris Adacom Inc. for cash and notes totaling $7.3 million. The assets acquired relate to HANS' service depot facility, field service operations, systems integration business, and network baselining and monitoring operations. HANS had 1994 revenues of approximately $36.1 million. The purchase price was funded from the Company's cash flows from operations and credit facilities and the acquisition has been accounted for as a purchase. The goodwill associated with the purchase is being amortized over ten years.

PRO FORMA FINANCIAL INFORMATION

Presented below are the unaudited pro forma statements of operations as if the acquired operations had been integrated into the Company effective January 3, 1994. Accounting adjustments have been made in the pro forma financial information to include estimated costs of the combinations and to reflect the integration and consolidation of facilities and personnel. Included in such integration costs are lease termination fees and relocation costs associated with redundant facilities and employee severance expenses. This pro forma information has been prepared for comparative purposes only and does not purport to be indicative of the results that actually would have been obtained if the acquired operations had been conducted by the Company during the periods presented, and is not intended to be a projection of future results. Presentation is in thousands except for earnings per share amounts.




                                                        Period Ended                    Period Ended
                                                     December 31, 1995                 January 1, 1995
                                                     -----------------                 ---------------
 Revenue                                                $  302,416                        $   279,984
 Pre-Tax Income                                              7,527                              2,636
                                                        ----------                         ----------
 Net Income                                                  6,019                              1,370
                                                        ----------                         ----------
 Earnings per share                                     $     0.50                        $      0.12
                                                        ----------                         ----------
 Weighted average share outstanding                         12,056                             11,416
                                                        ----------                         ----------





ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is set forth under the caption "Election of Directors" in the registrant's Proxy Statement for its 1996 annual meeting of stockholders, to be mailed to each stockholder on or about March 31, 1996, which information is incorporated herein by reference and under the heading "Executive Officers of the Registrant" appearing on page 14 of this report.


ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is set forth on pages 4 through 15 of the registrant's Proxy Statement for its 1996 annual meeting of stockholders, to be mailed to each stockholder on or about March 31, 1996, which information is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is set forth under the caption "Principal Stockholders of the Company" in the registrant's Proxy Statement for its 1996 annual meeting of stockholders, to be mailed to each stockholder on or about March 31, 1996, which information is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is set forth under the caption "Certain Transactions" in the registrant's Proxy Statement for its 1996 annual meeting of stockholders, to be mailed to each stockholder on or about March 31, 1996, which information is incorporated herein by reference.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Financial Statements and Schedules

         The financial statement schedules filed as part of this report are listed in the Index to Financial Statements and Schedules on page F-1 immediately following the signatures to this report.

Exhibits Included in Response to Item 601 of Regulation S-K

 NUMBER      DESCRIPTION
 ------      -----------


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

 NUMBER       DESCRIPTION
 ------       -----------

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

 10.14 Yen    Agreement Between GENICOM Corporation and TOSHIBA Corporation
              Relating to Laser Printer G751, Laser Printer G750 and Related
              Options, Supplies and Service Parts, dated March 31, 1992 - incorporated by reference to Exhibit 10.17 to Form 10-K filed with the Commission on March 31, 1993.

 10.15 Agreement with the General Electric Company regarding environmental matters at the Registrants Waynesboro, Virginia facility, dated December 9, 1993 - incorporated by reference to
              Exhibit 10.1 to Form 8-K filed with the Commission on February 23, 1994.

 NUMBER       DESCRIPTION
 ------       -----------
 10.16        Lease of Bedford and Framingham, Massachusetts facilities, dated
              March 11, 1994 - incorporated by reference to Exhibit 10.1 and
              10.2, respectively to Form 8-K filed with the Commission on May
              31, 1994.

 10.17 Consulting agreement between GENICOM Corporation and W. Allen Surber, dated October 11, 1994 - incorporated by reference to
              Exhibit 10.17 to Form 10-K filed with the Commission on March 31, 1995.

 10.18# Consulting agreement between GENICOM Corporation and Edward E. Lucente, dated December 6, 1994 - incorporated by reference to
              Exhibit 10.18 to Form 10-K filed with the Commission on March 31, 1995.

 10.19 Agreement to purchase Harris Adacom Network Services, Inc., dated February 23, 1995 - incorporated by reference to Exhibit 2.1 to Form 8-K filed with the Commission on March 16, 1995.

 10.20 Financing agreement with NationsBank, dated January 12, 1996 - incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Commission on March 12, 1996.

 10.21 Manufacturing agreement between GENICOM Corporation and Atlantic Design Company - incorporated by reference to Exhibit 10.21 to Form 10-K filed with the Commission on March 28, 1996 - filed herewith.

 11 Statement regarding the Company's computation of earnings per share - filed herewith.

 22           Subsidiaries of the Registrant - filed herewith.

 24           Consent of Independent Accountants - filed herewith.

 27           Financial Data Schedule - Filed only with EDGAR version.

 (b)          Reports on Form 8-K


              The Company did not file a Form 8-K during the quarter ended December 31, 1995.





 Yen Confidential treatment granted with respect to certain provisions pursuant to 17 C.F.R. 200.80 (b) (4).

 #    Management contracts or compensatory plans.

                                  SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized.

                                GENICOM Corporation
                           BY:  Paul T. Winn
                                ------------------------------

                                Paul T. Winn
                                President and Chief Executive
                                Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 SIGNATURE                             TITLE                                      DATE
 --------------------      -------------------------------------               ---------------
 Don E. Ackerman           Chairman of the Board and Director                   March 28, 1995
 -------------------
 Don E. Ackerman

 Paul T. Winn             President and Chief Executive Officer                 March 28, 1995
 ------------------       and Director (Principal Executive Officer)
 Paul T. Winn

 James C. Gale            Senior Vice President Finance and Chief               March 28, 1995
 ------------------       Financial Officer (Principal Financial Officer)
 James C. Gale

 Edward E. Lucente        Director                                              March 28, 1995
 ------------------
 Edward E. Lucente

                      GENICOM CORPORATION AND SUBSIDIARIES

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES




                                                                  PAGE
                                                                  ----
 Independents Accountants' Report                                  F-2

 Financial Statement Schedules:

 Schedule  II     Valuation and Qualifying Accounts and Reserves   F-3





1. All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedules.

INDEPENDENT ACCOUNTANTS' REPORT



The Board of Directors and Stockholders of GENICOM Corporation:


We have audited the accompanying consolidated balance sheets of GENICOM Corporation and Subsidiaries (the "Company") as of December 31, 1995 and January 1, 1995, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three fiscal years in the period ended December 31, 1995. We have also audited the financial statement schedules listed in the index on page F-1 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GENICOM Corporation and Subsidiaries as of December 31, 1995 and January 1, 1995, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

As discussed in Note 4 to the financial statements, effective January 4, 1993, the Company changed its method of accounting for postretirement benefits other than pensions.




Coopers & Lybrand L.L.P.

Washington, D.C.
January 31, 1996,
 except for certain information in Note 3, for which the date is February 15, 1996

                     GENICOM CORPORATION AND SUBSIDIARIES

        SCHEDULE II  - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                (In thousands)

                                                            ADDITIONS
                                        BALANCE AT         CHARGED TO          DEDUCTIONS       BALANCE AT
            DESCRIPTION                 BEGINNING             COSTS               FROM            END OF
                                        OF PERIOD         AND EXPENSES          RESERVES          PERIOD
 ------------------------------         -----------       -------------        -----------      ----------
 ALLOWANCE FOR DOUBTFUL
 ACCOUNTS

 Year ended:

 JANUARY 2, 1994                         $ 1,248            $   812(1)            $   580          $ 1,480

 JANUARY 1, 1995                         $ 1,480            $   365(1)            $   366          $ 1,479

 DECEMBER 31, 1995                       $ 1,479            $ 1,284(1)            $ 1,147          $ 1,616


 ALLOWANCE FOR INVENTORY
 OBSOLESCENCE

 Year ended:

 JANUARY 2, 1994                        $  6,853          $   2,367(2)          $   2,483         $  6,737

 JANUARY 1, 1995                        $  6,737          $   2,723(2)          $   3,302         $  6,158

 DECEMBER 31, 1995                      $  6,158          $   2,292(2)          $     305         $  8,145





1. "Additions" to the allowance for doubtful accounts include a foreign currency translation adjustment of $46, $56, and $(48) in 1995, 1994 and 1993, respectively. Net bad debt expense for 1995, 1994 and 1993 was $1,238, $309 and $859, respectively.

2. Foreign currency translation adjustments were immaterial in 1995, 1994 and 1993.

                      GENICOM CORPORATION AND SUBSIDIARIES

                         INDEX TO EXHIBITS TO FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995




 EXHIBIT
 NUMBER            DESCRIPTION                                                                  PAGE
 -------           -----------                                                                  ----
 10.21             Manufacturing agreement between GENICOM and Atlantic Design Company       E-2 - E-35

 11                Statement regarding computation of per share earnings                        E-36

 22                Subsidiaries of the Registrant                                               E-37

 23                Consent of Independent Accountants                                           E-38

 27                Financial Data Schedule                                                    Filed only
                                                                                             with EDGAR
                                                                                               version