Form 10-Q
period 1996-03-31
GENICOM CORP
filed 1996-05-15
CIK 766738

================================================================================


                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1996

                                       OR

/  /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934   [NO FEE REQUIRED]


For the transition period from              to
                               ------------    -------------

                          Commission File No.: 0-14685


                              GENICOM CORPORATION
             (Exact name of registrant as specified in its charter)


                DELAWARE                                                 51-0271821
    (State or other jurisdiction of                                   (I.R.S. Employer
     incorporation or organization)                                 Identification No.)

     14800 CONFERENCE CENTER DRIVE
         SUITE 400, WESTFIELDS
          CHANTILLY, VIRGINIA                                            22021-3806
(Address of principal executive offices)                                 (Zip Code)


       Registrant's telephone number, including area code: (703) 802-9200


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No -
                                             ---  ---

         As of May 2, 1996, there were 10,927,799 shares of Common Stock of the Registrant outstanding.


================================================================================

                                FORM 10-Q INDEX


                                        PART I - FINANCIAL INFORMATION
Item 1.          Financial Statements

                 Consolidated Balance Sheets - March 31, 1996 and December 31, 1995                      3

                 Consolidated Statements of Income - Three Months Ended
                   March 31, 1996 and April 2, 1995                                                      4

                 Consolidated Statements of Cash Flows - Three Months Ended
                   March 31, 1996 and April 2, 1995                                                      5

                 Notes to Consolidated Financial Statements                                          6 - 7

Item 2.          Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                        8 - 11


                                  PART II - OTHER INFORMATION
Item 1.          Legal Proceedings                                                                      11

Item 2.          Changes in Securities                                                                  11

Item 3.          Defaults Upon Senior Securities                                                        11

Item 4.          Submission of Matters to a Vote of Security Holders                                    11

Item 5.          Other Information                                                                      11

Item 6.          Exhibits and Reports on Form 8-K                                                    11-12

Signatures                                                                                              13

Index to Exhibits                                                                                      E-1

                       PART I.  -  FINANCIAL INFORMATION

Item 1.   Financial Statements

                      GENICOM CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                  MARCH 31,       DECEMBER 31,
(In thousands, except share data)                                   1996              1995
                                                              ================   ===============
                                                                 (UNAUDITED)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                  $       4,737     $       4,271
    Accounts receivable, less allowance for
        doubtful accounts of $1,739 and $1,616                        52,479            53,572
    Other receivables                                                  3,130             3,767
    Inventories                                                       34,268            43,079
    Prepaid expenses and other assets                                  1,746             1,432
                                                                 -------------     -------------
        TOTAL CURRENT ASSETS                                          96,360           106,121
Property, plant and equipment                                         30,691            30,896
Goodwill                                                              20,020            21,632
Intangibles and other assets                                           3,685             2,890
                                                                 -------------     -------------
                                                               $     150,756     $     161,539
                                                                 =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Debt maturing within one year                              $       4,603     $       7,865
    Accounts payable and accrued expenses                             47,156            52,115
    Deferred income                                                   12,545            11,611
                                                                 -------------     -------------
        TOTAL CURRENT LIABILITIES                                     64,304            71,591
Long-term debt, less current portion                                  40,834            44,474
Other non-current liabilities                                         10,058            10,941
                                                                 -------------     -------------
        TOTAL LIABILITIES                                            115,196           127,006
STOCKHOLDERS' EQUITY:
    Common stock, $0.01 par value; 18,000,000 shares
        authorized, 10,867,699 and 10,839,399 shares issued              109               108
    Additional paid-in capital                                        26,053            26,023
    Retained earnings                                                 11,514            10,503
    Foreign currency translation adjustment                           (1,346)           (1,331)
    Pension liability adjustment                                        (770)             (770)
                                                                 -------------     -------------
        TOTAL STOCKHOLDERS' EQUITY                                    35,560            34,533
                                                                 -------------     -------------
                                                               $     150,756     $     161,539
                                                                 =============     =============


The accompanying notes are an integral part of these financial statements.

                      GENICOM CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                           THREE MONTHS ENDED,
                                                                          MARCH 31,    APRIL 2,
(In thousands, except per share data)                                        1996        1995
                                                                        =========== ============
REVENUES, NET:
    Products                                                             $   42,596  $   41,845
    Services                                                                 30,957      26,289
                                                                           --------    ---------
                                                                             73,553      68,134
                                                                           --------    ---------

OPERATING COSTS AND EXPENSES:
    Cost of revenues:
       Products                                                              30,546      29,478
       Services                                                              25,700      20,241
    Selling, general and administration                                      12,441      12,933
    Engineering, research and
       product development                                                    1,931       1,965
                                                                           --------    ---------
                                                                             70,618      64,617
                                                                           --------    ---------

OPERATING INCOME                                                              2,935       3,517
Interest expense, net                                                         1,152       1,758
                                                                           --------    ---------

INCOME BEFORE INCOME TAXES                                                    1,783       1,759
Income tax expense                                                              362         458
                                                                           --------    ---------

NET INCOME BEFORE EXTRAORDINARY ITEM                                          1,421       1,301

EXTRAORDINARY ITEM - LOSS ON EXTINGUISHEMENT
    OF DEBT, NET OF $258 TAX                                                   (414)
                                                                           --------    ---------

NET INCOME                                                               $    1,007  $    1,301
                                                                           ========    =========

Earnings per common share
    and common share equivalent
    (primary and fully diluted)                                          $     0.08  $     0.11
                                                                           ========    =========

Weighted average number of common shares
   and common share equivalents outstanding
   Primary                                                                   12,279      11,624
                                                                           ========    =========

   Fully diluted                                                             12,295      11,624
                                                                           ========    =========

The accompanying notes are an integral part of these financial statements.

                      GENICOM CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                     THREE MONTHS ENDED,
                                                                   MARCH 31,      APRIL 2,
(In thousands)                                                        1996          1995
                                                                 ------------ -------------

Cash flows from operating activities:
    Net income                                                   $      1,007  $      1,301
    Adjustments to reconcile net income to cash provided
      by operating activities:
        Depreciation                                                    4,179         2,659
        Amortization                                                      915           987
        Changes in assets and liabilities net of effects
          from acquisitions:
              Accounts receivable                                       1,730          (932)
              Inventories                                              10,516        (1,948)
              Accounts payable and accrued expenses                    (5,328)         (891)
              Deferred income                                             934           720
              Other                                                    (2,146)        1,305
                                                                  -----------   -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                              11,807         3,201
                                                                  -----------   -----------

Cash flows from investing activities:
    Payment for purchase of businesses, net of cash acquired                         (5,030)
    Additions to property, plant and equipment                         (3,847)       (2,691)
    Other                                                                (102)         (158)
                                                                  -----------   -----------
NET CASH USED IN INVESTING ACTIVITIES                                  (3,949)       (7,879)
                                                                  -----------   -----------

Cash flows from financing activities:
    Borrowings from long-term debt                                     49,091        10,833
    Payments on long-term debt                                        (54,718)       (4,633)
    Financing costs                                                    (1,789)
                                                                  -----------   -----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                    (7,416)        6,200
                                                                  -----------   -----------

Effect of exchange rate changes on cash and cash equivalents               24          (185)
                                                                  -----------   -----------

Net increase in cash and cash equivalents                                 466         1,337
Cash and cash equivalents at beginning of period                        4,271           673
                                                                  -----------   -----------
Cash and cash equivalents at end of period                       $      4,737  $      2,010
                                                                  ===========   ===========

The accompanying notes are an integral part of these financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. In the opinion of management, the accompanying unaudited consolidated financial statements of GENICOM Corporation and subsidiaries (the "Company" or "GENICOM") contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of March 31, 1996, and the results of operations and cash flows for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 Annual Report. The results of operations for the three months ended March 31, 1996, are not necessarily indicative of the operating results to be expected for the full year. Certain reclassifications have been made to the 1995 condensed financial statements in order to conform to the 1996 presentation.

2. Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. Inventories consist of, in thousands:

                                                         MARCH 31      DECEMBER 31,
                                                           1996            1995
                                                         ---------      ----------
         Raw Materials                                   $  1,802        $  2,594
         Work in process                                    3,624           4,899
         Finished goods                                    24,569          23,327
         Atlantic Design inventory                          4,273          12,259
                                                         ---------      ----------
                                                         $ 34,268        $ 43,079
                                                         =========      ==========



3. Earnings per share are based upon the weighted average number of common shares and dilutive common share equivalents (using the treasury stock method) outstanding during the period.


                                                            THREE MONTHS ENDED
                                                      -------------------------------
                                                      MARCH 31,             APRIL 2,
                                                        1996                  1995
                                                      ---------            ----------
         Weighted average common shares
           outstanding                                  10,858                10,657
                                                      ---------            ----------
         Dilutive common stock equivalents:
           Options - Primary                             1,421                   967
                                                      ---------            ----------
         Shares outstanding - Primary                   12,279                11,624
                                                      ---------            ----------
         Dilutive common stock equivalents:
           Options - Fully diluted                       1,477                   967
                                                      ---------            ----------
         Shares outstanding - Fully diluted             12,335                11,624
                                                      =========            ==========

4. During the first quarter ended March 31, 1996 the Company adopted the provisions of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The implementation of SFAS Nos. 121 did not have a material effect on the Company's financial condition or results of operations.

5. On January 12, 1996, the Company reached an agreement with NationsBank of Texas, N.A., as agent for a syndicate of banks, ("NationsBank") on $75 million of credit facilities. The Company used this new credit agreement with NationsBank to retire all the debt associated with its former credit agreement with CIT and to retire all of the Company's outstanding 12.5% Senior Subordinated Notes. As a result of the retirement of this debt the Company recognized a loss on the extinguishment of debt of $414,000, net of tax of $258,000.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition:

                             RESULTS OF OPERATIONS


=======================================================================================================

                                                          ---------------------------------------------
(In millions)                                             1ST QUARTER                     1ST QUARTER
                                                              1996           CHANGE           1995
- -------------------------------------------------------------------------------------------------------
Revenues-Enterprising Service Solutions                   $  31.0             $  4.7        $  26.3
Revenues-Document Solutions                                  42.6                0.8           41.8
                                                          --------            -------      ---------

Total Revenues                                            $  73.6             $  5.5        $  68.1
                                                          --------            -------      ---------
Percentage change                                                                8.1%
=======================================================================================================



Revenue in the first quarter of 1996 increased 8.0% compared to the year-ago quarter primarily due to the revenue growth in Enterprising Service Solutions.

Enterprising Service Solutions ("ESS") revenue grew $4.7 million or 17.8% in the first quarter of 1996. The Multivendor Service revenue increased $3.3 million, reflecting the acquisition of Harris Adacom Services in March 1995 and new customers added since then. Integrated Network Service revenue increased $1.3 million over last year's first quarter, also reflecting the Harris Adacom acquisition. Revenue growth for Integrated Network Service was slower than expected. As a result, the marketing approach for Integrated Network Service has now been refocused to achieve increased coverage in the market by offering the products to the indirect channels for resale to end user.

Document Solutions revenues during the first quarter of 1996 increased 1.6% from the same period last year. Printer sales declined 5.8% due to impact printer sales being 8.9% lower than the same period a year ago. Laser printer sales, parts sales and supplies sales offset the decline of impact printer sales with increases of 6.2%, 33.6% and 4.4%, respectively, compared to the first quarter of 1995.

Relay revenues, which are included as part of Document Solutions, increased by $0.1 million or 4.4% in the first quarter of 1996 as compared to the prior year quarter.


========================================================================================================================

(in millions)                                           1ST QUARTER             4TH QUARTER               1ST QUARTER
                                                           1996                     1995                       1995
- ------------------------------------------------------------------------------------------------------------------------
Order backlog                                              $  45.5                 $  47.5                     $  49.7
Change: 1st Quarter of 1996 compared to
        Amount                                                                        (2.0)                       (4.2)
        Percentage                                                                    (4.2)%                      (8.5)%
========================================================================================================================


The decrease in order backlog from the 1995 fourth and first quarter primarily reflects the end of life shipment of the 7170 product line and selected declining legacy business within ESS. The Company's backlog as of any particular date should not be the sole measurement used in determining sales for any future period.

===============================================================================================================

                                                          -----------------------------------------------------
(in millions)                                              1ST QUARTER                            1ST QUARTER
                                                              1996             CHANGE                 1995
- ---------------------------------------------------------------------------------------------------------------
Gross margin - Enterprising Service Solutions              $   5.3             $   (0.7)            $   6.0
Gross margin - Document Solutions                             12.1                 (0.3)               12.4
                                                           --------            ----------           -----------
Total gross margin                                            17.4                 (1.0)               18.4
                                                           --------            ----------           -----------
As a % revenue                                                23.6%                                    27.0%

===============================================================================================================





Gross margin, as a percentage of revenue, decreased in the first quarter of 1996 as compared to the prior year quarter. This decrease is primarily attributable to the decapitalization of costs related to the reduction in inventory levels and increased costs associated with the extreme snow conditions which impacted the service depots in Virginia and Massachusetts for a full week of production.


===============================================================================================================

                                                          -----------------------------------------------------
(in millions)                                              1ST QUARTER                            1ST QUARTER
                                                              1996             CHANGE                 1995
- ---------------------------------------------------------------------------------------------------------------
Operating expenses:

Selling, general and
   administrative                                           $  12.4            $  (0.5)              $   12.9
Engineering, research and
   product development                                          1.9               (0.1)                   2.0
                                                           --------            ----------           -----------

Total                                                       $  14.3            $  (0.6)              $   14.9

As a % of revenue                                              19.4%                                     21.9%
===============================================================================================================


Operating expenses decreased $0.6 million and as a percentage of sales in the first quarter of 1996 as compared to the year-ago period, due primarily to management's focus on controlling costs.


===============================================================================================================

                                                          -----------------------------------------------------
(in millions)                                              1ST QUARTER                            1ST QUARTER
                                                              1996             CHANGE                 1995
- ---------------------------------------------------------------------------------------------------------------
Interest expense, net                                       $   1.2            $   (0.6)             $   1.8

Percentage change                                                                 (33.3)%
===============================================================================================================


The decrease in interest expense in the first quarter of 1996 as compared to the year-ago quarter is primarily due to the Company's retirement of its outstanding 12.5% senior subordinated notes in February 1996 and the refinancing of the Company's credit facility through NationsBank of Texas, N.A., as agent for a group of banks, in January 1996. The Company expects the full impact of the refinancing on interest expense to be evident in the second quarter of 1996.


===============================================================================================================

                                                          -----------------------------------------------------
(in millions)                                              1ST QUARTER                            1ST QUARTER
                                                              1996             CHANGE                 1995
- ---------------------------------------------------------------------------------------------------------------
Income tax expense                                          $   0.4            $   (0.1)             $   0.5

Effective tax rate                                             20.3%                                    26.0%
===============================================================================================================

The Company's effective income tax rate for the first quarter of 1996 was 20.3% as compared to 26.0% for the year-ago period. In 1995, the rate was significantly affected by foreign income taxes and the utilization of net operating losses. In 1996, the rate was affected by the anticipated use of certain tax credits as well as foreign net operating losses.

                        LIQUIDITY AND CAPITAL RESOURCES


=========================================================================================

(in millions)                                              1ST QUARTER      1ST QUARTER
                                                               1996              1995
- -----------------------------------------------------------------------------------------
Cash provided by operations                                  $  11.8          $   3.2

Cash used in investing activities                               (3.9)            (7.9)

Cash (used in) provided by financing activities                 (7.4)             6.2

=========================================================================================



=========================================================================================

(in millions)                                              1ST QUARTER      4TH QUARTER
                                                               1996              1995
- -----------------------------------------------------------------------------------------
Working capital                                             $    32.1         $    34.5

Inventories                                                      34.3              43.1

Debt obligations                                                 45.4              52.4

Debt to equity ratio                                         1.3 to 1          1.5 to 1
=========================================================================================

The Company's working capital decreased $2.4 million as of March 31, 1996 as compared to December 31, 1995 due primarily to the reduction in inventory. The reduction in inventory was partially offset by a reduction in accounts payable and debt classified as current. The Company's current debt consists of payments due within the next year on its term notes with NationsBank and notes associated with the purchase of Harris Adacom and Printer Systems in 1995. In the first quarter of 1996, the Company used cash generated by operations to reduce its outstanding debt.

On January 12, 1996, the Company reached an agreement with NationsBank of Texas, N.A., as agent for a syndicate of banks, ("NationsBank") on $75 million of credit facilities. Under the agreement, NationsBank is providing a $35 million revolving credit facility and two term loans totaling $40 million. In a separate transaction, the Company entered into an interest rate swap arrangement with NationsBank which fixes the interest rate for five years on a substantial portion of the debt. The fixed rate at the time of the agreement was executed averaged 8.25%. As of March 31, 1996, the Company had $3.5 million outstanding and $25.3 million available for borrowing on the revolving
credit facility and $40 million outstanding in term loans.   Of the four
coverage ratios the Company is required to meet quarterly as part of the agreement, the Company fell short of meeting the Consolidated Fixed Charges Coverage Ratio for the fiscal quarter ended March 31, 1996 due principally to elevated capital expenditures. NationsBank waived the requirement for the quarter.

The Company used the new credit agreement to retire all the debt associated with its former credit agreement with CIT and to retire all of the Company's outstanding Notes. As part of the refinancing, the Company recognized a loss on extinguishment of debt of $0.4 million net of tax.

GENICOM provides an array of services and products addressing different niches of the information processing industry, competing against a wide range of companies from large multinationals to small domestic entrepreneurs. Except for the historical information contained herein, the matters discussed in this 10Q include forward-looking statements that involve a number of risks and uncertainties. There are certain important factors and risks, including the change in hardware and software technology, economic conditions in the North American and Western European markets, the anticipation of growth of certain market segments and the positioning of the Company's products and services in those segments, selective service customers whose business is declining, seasonality in the buying cycles of certain of the Company's customers, the timing of product announcements, the release of new or enhanced products and services, the introduction of competitive products and services by existing or new competitors, access to and development of product rights and technologies, the management of growth, GENICOM's ability to retain highly skilled technical, managerial and sales and marketing personnel, possible litigation related to the Company's operations, including litigation arising under various environmental laws, and the other risks detailed from time to time in the Company's SEC reports, including reports on Form 10K, that could cause results to differ materially from those anticipated by the statements contained herein.

                          PART II. - OTHER INFORMATION

Item 1.    Legal Proceedings:

Not applicable.

Item 2.    Changes in Securities:

Not applicable.

Item. 3    Defaults Upon Senior Securities:

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders:

(a) The Company's annual meeting of stockholders was held on May 1, 1996.

(c) At said annual meeting, stockholders reelected the Company's three directors and approved the appointment of Coopers & Lybrand L.L.P. as the Company's independent accountants.

Directors
- ---------

         Director                 Votes for                Withheld                Broker Non-Votes
         --------                 ---------                --------                ----------------
Don E. Ackerman                   6,833,371                 44,905                         0
Edward E. Lucente                 6,833,376                 44,900                         0
Paul T. Winn                      6,726,425                151,851                         0


Accountants
- -----------
                                                        Abstentions or
                                                        --------------
        Votes for               Votes Against          Broker Non-Votes
        ---------               -------------          ----------------
        6,863,834                   2,856                   11,586


Item 5.    Other Information:

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K:

    (a)      Exhibits

             NUMBER           DESCRIPTION
             =============    ========================================
             27.1             Financial Data Schedule


    (b)      Reports on Form 8-K:

             The Company filed a report on Form 8-K on January 12, 1996, amended March 12, 1996, which reported that it had executed a credit agreement with a syndicate led by NationsBank on $75 million in new credit facilities. A copy of the agreement was included as Exhibit 10.1 to the Form.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             GENICOM Corporation
                                      ---------------------------------
                                                  Registrant


Date:  May 15, 1996


                                                James C. Gale
                                      =================================
                                                  Signature

                                      James C. Gale
                                      Senior Vice President Finance and
                                      Chief Financial Officer

                                      (Mr. Gale is the Chief Financial
                                      Officer and has been duly
                                      authorized to sign on behalf of
                                      the Registrant)

                     GENICOM CORPORATION AND SUBSIDIARIES

                         INDEX TO EXHIBITS TO FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996



EXHIBIT
NUMBER           DESCRIPTION                                                            PAGE
- -------------    ------------------------------------------------------------           --------------------------------
27.1             Financial Data Schedule                                                Filed only with
                                                                                        EDGAR version