Form 10-Q
period 1996-06-30
GENICOM CORP
filed 1996-08-14
CIK 766738

================================================================================

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1996

                                       OR
/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934   [NO FEE REQUIRED]


For the transition period from ____________ to ____________


                          Commission File No.: 0-14685


                              GENICOM CORPORATION
             (Exact name of registrant as specified in its charter)


         DELAWARE                                          51-0271821
 (State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                         Identification No.)

  14800 CONFERENCE CENTER DRIVE
      SUITE 400, WESTFIELDS
       CHANTILLY, VIRGINIA                                    20151
(Address of principal executive offices)                   (Zip Code)


     Registrant's telephone number, including area code: (703) 802-9200


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days. Yes X  No   -
                                             ---    ---

         As of August 2, 1996, there were 10,966,039 shares of Common Stock of the Registrant outstanding.

================================================================================

                                FORM 10-Q INDEX


                         PART I - FINANCIAL INFORMATION


 Item 1.        Financial Statements

                Consolidated Balance Sheets - June 30, 1996 and December 31, 1995                3

                Consolidated Statements of Income - Three and Six Months Ended
                  June 30, 1996 and July 2, 1995                                                 4

                Consolidated Statements of Cash Flows - Six Months Ended

                  June 30, 1996 and July 2, 1995                                                 5

                Notes to Consolidated Financial Statements                                   6 - 7

 Item 2.        Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                 8 - 11

                          PART II - OTHER INFORMATION

 Item 1.        Legal Proceedings                                                               12

 Item 2.        Changes in Securities                                                           12

 Item 3.        Defaults Upon Senior Securities                                                 12

 Item 4.        Submission of Matters to a Vote of Security Holders                             12

 Item 5.        Other Information                                                               12

 Item 6.        Exhibits and Reports on Form 8-K                                                12

 Signatures                                                                                     13

 Index to Exhibits                                                                             E-1

                       PART I.  -  FINANCIAL INFORMATION



    Item 1.   Financial Statements

                      GENICOM CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                      JUNE 30,           DECEMBER 31,
    (In thousands, except share data)                                  1996                 1995
                                                                  ---------------      ---------------
                                                                    (UNAUDITED)
    ASSETS
    CURRENT ASSETS:
        Cash and cash equivalents                                $        4,651       $        4,271
        Accounts receivable, less allowance for
            doubtful accounts of $1,781 and $1,616                       50,710               53,572
        Other receivables                                                 7,360                3,767
        Inventories                                                      31,743               43,079
        Prepaid expenses and other assets                                 1,488                1,432
                                                                  ---------------      ---------------
            TOTAL CURRENT ASSETS                                         95,952              106,121
    Property, plant and equipment                                        27,410               30,896
    Goodwill                                                             19,477               21,632
    Intangibles and other assets                                          3,612                2,890
                                                                  ---------------      ---------------
                                                                 $      146,451       $      161,539
                                                                  ===============      ===============

    LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES:
        Debt maturing within one year                            $        4,127       $        7,865
        Accounts payable and accrued expenses                            42,027               52,115
        Deferred income                                                  12,754               11,611
                                                                  ---------------      ---------------
            TOTAL CURRENT LIABILITIES                                    58,908               71,591
    Long-term debt, less current portion                                 40,823               44,474
    Other non-current liabilities                                        10,400               10,941
                                                                  ---------------      ---------------
            TOTAL LIABILITIES                                           110,131              127,006
    STOCKHOLDERS' EQUITY:
        Common stock, $0.01 par value; 18,000,000 shares
            authorized, 10,946,139 and 10,839,399 shares issued             109                  108
        Additional paid-in capital                                       26,141               26,023
        Retained earnings                                                12,195               10,503
        Foreign currency translation adjustment                          (1,355)              (1,331)
        Pension liability adjustment                                       (770)                (770)
                                                                  ---------------      ---------------
            TOTAL STOCKHOLDERS' EQUITY                                   36,320               34,533
                                                                  ---------------      ---------------
                                                                 $      146,451       $      161,539
                                                                  ===============      ===============


    The accompanying notes are an integral part of these financial statements.

                      GENICOM CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)



                                                          THREE MONTHS ENDED,                SIX MONTHS ENDED,
                                                         JUNE 30,         JULY 2,          JUNE 30,       JULY 2,
    (In thousands, except per share data)                  1996             1995             1996           1995
                                                       ===========      ===========       ==========    ===========
    REVENUES, NET:
        Products                                      $    40,706      $    40,674       $   83,302    $    83,099
        Services                                           28,433           31,168           59,390         56,877
                                                       -----------      -----------       ----------    -----------
                                                           69,139           71,842          142,692        139,976
                                                       -----------      -----------       ----------    -----------

    OPERATING COSTS AND EXPENSES:
        Cost of revenues:
           Products                                        28,092           26,706           58,638         56,431
           Services                                        25,888           25,469           51,588         45,463
        Selling, general and administration                12,756           12,440           25,287         25,373
        Engineering, research and
           product development                              1,966            2,299            3,897          4,264
        Gain on sale of investment in subsidiary           (1,481)                           (1,481)
        Acquisition related costs                                            1,204                           1,204
                                                       -----------      -----------       ----------    -----------
                                                           67,221           68,118          137,929        132,735
                                                       -----------      -----------       ----------    -----------

    OPERATING INCOME                                        1,918            3,724            4,763          7,241
    Interest expense, net                                   1,000            1,887            2,152          3,645
    Other income                                                                                (90)
                                                       -----------      -----------       ----------    -----------
    Income before income taxes                                918            1,837            2,701          3,596
    Income tax expense                                        229              278              591            736
                                                       -----------      -----------       ----------    -----------

    INCOME BEFORE EXTRAORDINARY ITEM                          689            1,559            2,110          2,860

    EXTRAORDINARY ITEM - LOSS ON EXTINGUISHMENT
       OF DEBT, NET OF $258 TAX                                (8)                             (422)
                                                       -----------      -----------       ----------    -----------

    NET INCOME                                        $       681      $     1,559       $    1,688    $     2,860
                                                       ===========      ===========       ==========    ===========

    Earnings per common share
       and common share equivalent
       (primary and fully diluted)                    $      0.06      $      0.13       $     0.14    $      0.24
                                                       ===========      ===========       ==========    ===========

    Weighted average number of common shares
       and common share equivalents outstanding
       Primary                                             12,270           12,095           12,261         11,859
                                                       ===========      ===========       ==========    ===========

       Fully diluted                                       12,270           12,141           12,261         11,882
                                                       ===========      ===========       ==========    ===========

    The accompanying notes are an integral part of these financial statements.

                      GENICOM CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                         SIX MONTHS ENDED,
                                                                                    JUNE 30,          JULY 2,
(In thousands)                                                                        1996              1995
                                                                                  ------------      ------------
Cash flows from operating activities:
  Net income                                                                     $      1,688      $      2,860
  Adjustments to reconcile net income to cash provided
   by operating activities:
    Depreciation                                                                        7,866             6,209
    Amortization                                                                        1,695             2,155
    Gain on sale of Genicom de Mexico                                                  (1,481)
    Effect of acquisition related costs                                                                   1,204
    Changes in assets and liabilities net of effects from acquisitions:
       Accounts receivable                                                              2,892               (14)
       Inventories                                                                     13,041            (7,924)
       Accounts payable and accrued expenses                                          (14,147)             (383)
       Deferred income                                                                  1,143               404
       Other                                                                           (2,097)              982
                                                                                  ------------      ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                              10,600             5,493
                                                                                  ------------      ------------

Cash flows from investing activities:
  Payment for purchase of businesses, net of cash acquired                                               (8,227)
  Sale of Genicom de Mexico                                                             3,950
  Additions to property, plant and equipment                                           (6,546)           (6,520)
  Other                                                                                  (259)             (110)
                                                                                  ------------      ------------
NET CASH USED IN INVESTING ACTIVITIES                                                  (2,855)          (14,857)
                                                                                  ------------      ------------
Cash flows from financing activities:
    Borrowings from long-term debt                                                     53,225            19,382
    Payments on long-term debt                                                        (59,339)          (10,204)
    Financing costs and transactions                                                   (1,259)
                                                                                  ------------      ------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                    (7,373)            9,178
                                                                                  ------------      ------------
Effect of exchange rate changes on cash and cash equivalent                                 8              (373)
                                                                                  ------------      ------------
Net increase in cash and cash equivalents                                                 380              (559)
Cash and cash equivalents at beginning of period                                        4,271               673
                                                                                  ------------      ------------
Cash and cash equivalents at end of period                                       $      4,651      $        114
                                                                                  ============      ============

The accompanying notes are an integral part of these financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. In the opinion of management, the accompanying unaudited consolidated financial statements of GENICOM Corporation and subsidiaries (the "Company" or "GENICOM") contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of June 30, 1996, and the results of operations and cash flows for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 Annual Report. The results of operations for the three and six months ended June 30, 1996, are not necessarily indicative of the operating results to be expected for the full year. Certain reclassifications have been made to the 1995 condensed financial statements in order to conform to the 1996 presentation.

2. Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. Inventories consist of, in thousands:

                                              JUNE 30,        DECEMBER 31,
                                                 1996            1995
                                             ------------     ------------
    Raw Materials                           $      2,146     $      2,594
    Work in process                                3,720            4,899
    Finished goods                                25,877           23,327
    Atlantic Design inventory                                      12,259
                                             ------------     ------------
                                            $     31,743     $     43,079
                                             ============     ============

3. Earnings per share are based upon the weighted average number of common shares and dilutive common share equivalents (using the treasury stock method) outstanding during the period.


                                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                                        ---------------------       ---------------------
                                                         JUNE 30,    JULY 2,         JUNE 30,    JULY 2,
                                                           1996       1995             1996       1995
                                                        ----------  ---------       ---------   ---------
SHARES USED IN COMPUTATION:

Weighted average common shares outstanding                 10,928     10,734          10,893     10,695

Shares applicable to stock options, net of shares
  assumed to be purchased from proceeds at
  average market price                                      1,342      1,361           1,368      1,164
                                                        ----------  ---------       ---------   ---------
Total shares for earnings per common share
  and common share equivalent (primary)                    12,270     12,095          12,261     11,859

Shares applicable to stock options in addition to
  those used in primary computation due to the
  use of period-end market price when higher
  than average market price                                               46                         23
                                                        ----------  ---------       ---------   ---------
Total fully diluted shares                                 12,270     12,141          12,261     11,882
                                                        ==========  =========       =========   =========

4. During the first quarter ended March 31, 1996 the Company adopted the provisions of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The implementation of SFAS No. 121 did not have a material effect on the Company's financial condition or results of operations in 1996.

5. On January 12, 1996, the Company reached an agreement with NationsBank of Texas, N.A., as agent for a syndicate of banks, ("NationsBank") on $75 million of credit facilities. The Company used this new credit agreement with NationsBank to retire all the debt associated with its former credit agreement with CIT and to retire all of the Company's outstanding 12.5% Senior Subordinated Notes. As a result of the retirement of this debt the Company recognized a loss on the extinguishment of debt of $422,000, net of tax of $258,000.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition:

                             RESULTS OF OPERATIONS

==================================================================================================================================

                                                       THREE MONTHS ENDED                              SIX MONTHS ENDED
                                            -----------------------------------------   ------------------------------------------
(in millions)                                 2ND QTR.                       2ND QTR.     2ND QTR.                       2ND QTR.
                                               1996             CHANGE        1995         1996          CHANGE            1995
- ----------------------------------------------------------------------------------------------------------------------------------
Revenues - Enterprising Service Solutions   $     28.4   $        (2.7)    $    31.1    $    59.4     $       2.5     $      56.9
Revenues - Document Solutions                     40.7             0.0          40.7         83.3             0.2            83.1
                                             ----------   -------------     ---------    ---------     -----------     -----------
Total Revenues                              $     69.1   $        (2.7)    $    71.8    $   142.7     $       2.7     $     140.0
                                             ----------   -------------     ---------    ---------     -----------     -----------
Percentage change                                                 (3.8)%                                      1.9%
==================================================================================================================================

Revenue in the second quarter of 1996 decreased 3.8% compared to the year-ago quarter primarily due to a revenue fall off in Enterprising Service Solutions.

Enterprising Service Solutions ("ESS") revenue declined $2.7 million or 8.8% in the second quarter of 1996. The Multivendor Service revenue decreased $1.4 million as a result of a decline in legacy service business combined with delays in new service work startups and a significant but temporary reduction in revenue from a large customer in connection with the customer's inventory reduction management program. Integrated Network Service revenue decreased $1.3 million over last year's second quarter due to the winding down of certain
contracts not currently replaced.   The Company is continuing to invest in the
business directed at the fast growing network management market.

Document Solutions ("DS") revenues during the second quarter of 1996 were unchanged from the same period last year. Printer sales declined 7.5% due to laser printer sales being 30.1% lower than the same period a year ago. Impact printer sales were flat for the second quarter of 1996 as compared to the second quarter of 1995. Supply sales partially offset the decline in printer sales with an increase of 9.9% over the second quarter of 1995.

Relay revenues, which are included as part of Document Solutions, increased by $0.5 million or 16.0% in the second quarter of 1996 as compared to the prior year quarter.

Revenues for the first six months of 1996 increased $2.7 million from the same period in 1995 reflecting a full six months of revenue from the acquisition of Harris Adacom in March 1995. Revenues for Enterprising Service Solutions increased $2.5 million for the period. This increase is directly related to the 1995 acquisition. Document Solutions revenues were flat for the first half of 1996 as compared to 1995. While printer revenues declined for both laser and impact printers, parts and supplies revenues increased substantially offsetting the decline in printer sales. Relay revenues increased 10.1%.


===========================================================================================

(in millions)                                 2ND QUARTER     4TH QUARTER     2ND QUARTER
                                                 1996            1995            1995
- -------------------------------------------------------------------------------------------
Order backlog                                $      39.6     $      47.5     $      43.4
Change: 2nd Quarter of 1996 compared to
        Amount                                                      (7.9)           (3.8)
        Percentage                                                 (16.6)%          (8.8)%

===========================================================================================

The decrease in order backlog from the 1995 fourth and second quarter primarily reflects the end of life shipment of the 7170 product line and selected declining legacy business within ESS. In addition, the new service contracts represent potential revenue versus firm commitments. The backlog reflects only fixed-price contracts for all orders associated with relays, service, systems integration, network monitoring and those orders for printers, spare parts and supplies for which a delivery date within approximately six months has been specified by the customer. The Company's backlog as of any particular date should not be the sole measurement used in determining sales for any future period.


==========================================================================================================================

                                                            THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                 -------------------------------------   ---------------------------------
(in millions)                                      2ND QTR.                   2ND QTR.     2ND QTR.               2ND QTR.
                                                     1996       CHANGE          1995         1996    CHANGE         1995
- --------------------------------------------------------------------------------------------------------------------------
Gross margin - Enterprising Service Solutions    $    2.5   $       (3.2)    $   5.7    $     7.8   $  (3.6)  $     11.4
Gross margin - Document Solutions                    12.6           (1.3)       13.9         24.7      (2.0)        26.7
                                                  --------   -------------    -------    ---------   --------  ----------
Total gross margin                                   15.1           (4.5)       19.6         32.5      (5.6)        38.1
                                                  --------   -------------    -------    ---------   --------  ----------
As a % of revenue                                    21.9 %                     27.3 %       22.8 %                 27.2 %

==========================================================================================================================



Gross margin, as a percentage of revenue, decreased in the second quarter of 1996 as compared to the prior year quarter. This decrease is primarily attributable to the consumption of inventory transferred to Atlantic Design pursuant to the outsourcing agreement and the fixed cost structure of the service business which was not supported by actual revenue. The inventory transferred to Atlantic Design was substantially consumed by the end of the second quarter and the Company has taken steps to better align the service cost structure to revenues.

For the first six months of 1996, gross margin also declined as a percentage of revenue when compared to 1995 for the reasons mentioned above and increased costs associated with the extreme snow conditions which impacted the service depots in Virginia and Massachusetts for a full week of production in January 1996.


========================================================================================================

                                          THREE MONTHS ENDED                    SIX MONTHS ENDED
                                   ---------------------------------    --------------------------------
(in millions)                       2ND QTR.              2ND QTR.       2ND QTR.              2ND QTR.
                                      1996    CHANGE        1995           1996    CHANGE        1995
- --------------------------------------------------------------------------------------------------------
Operating expenses:

Selling, general and
    administrative                 $   12.8   $    0.4   $   12.4       $   25.3   $   (0.1)  $   25.4
Engineering, research and
    product development                 2.0       (0.3)       2.3            3.9       (0.4)       4.3
                                    ---------  ---------  ---------       -------    --------  --------
Total                              $   14.8   $    0.1   $   14.7       $   29.2   $   (0.5)  $   29.7

As a % of revenue                      21.4 %                20.5 %         20.5 %                21.2 %

========================================================================================================

Operating expenses were flat in the second quarter of 1996 as compared to the year-ago period, due primarily to management's focus on controlling costs. Operating expenses have declined $0.5 million and as a percent of revenue for year-to-date 1996 compared to the first six months of 1995 primarily due to the cost controls mentioned above.

In July 1996, the Company reached an agreement with Electronic Data Systems ("EDS") to outsource its information systems and data processing activities. Under the agreement, EDS will operate and service the Company's systems as well as design, install and service new business systems and global networks. The agreement is for a period of ten years.

==============================================================================================
                                THREE MONTHS ENDED                    SIX MONTHS ENDED
                         --------------------------------     --------------------------------
(in millions)             2ND QTR.              2ND QTR.       2ND QTR.              2ND QTR.
                            1996    CHANGE        1995           1996    CHANGE        1995
- ----------------------------------------------------------------------------------------------
Interest expense, net    $    1.0   $   (0.9)  $    1.9       $    2.2   $   (1.4)  $    3.6

Percentage change                      (47.4)%                              (38.9)%

==============================================================================================

The decrease in interest expense in the second quarter of 1996 as compared to the year-ago quarter and for the six months ended is primarily due to the Company's retirement of its outstanding 12.5% senior subordinated notes in February 1996 and the refinancing of the Company's credit facility through NationsBank of Texas, N.A., as agent for a group of banks, in January 1996. In addition, the Company has reduced its outstanding debt $7.4 million since December 31, 1995 and $17.8 million since July 2, 1995.

===============================================================================================

                               THREE MONTHS ENDED                    SIX MONTHS ENDED
                         --------------------------------     ---------------------------------
(in millions)             2ND QTR.              2ND QTR.       2ND QTR.              2ND QTR.
                            1996      CHANGE      1995           1996      CHANGE      1995
- -----------------------------------------------------------------------------------------------
Income tax expense       $    0.2   $   (0.1)  $    0.3       $    0.6   $   (0.1)  $    0.7

Effective tax rate           25.0%                 15.1%          21.9%                 20.5%

===============================================================================================

The Company's effective income tax rate for the second quarter of 1996 was 25.0% as compared to 15.1% for the year-ago period. The tax rate for the six months ended June 30, 1996 was 21.9% as compared to 20.5% for the same period in 1995. In 1995 and 1996, the rate was significantly affected by foreign income taxes and tax credits and in 1995, the utilization of net operating losses, and in 1996, adjustments to true-up tax accounts to amounts actually owed.

                        LIQUIDITY AND CAPITAL RESOURCES


=================================================================================================
                                                                      SIX MONTHS ENDED
                                                           --------------------------------------
(in millions)                                                2ND QUARTER            2ND QUARTER
                                                                1996                   1995
- -------------------------------------------------------------------------------------------------

Cash provided by operations                                $       10.6           $        5.5

Cash used in investing activities                                  (2.9)                 (14.9)

Cash (used in) provided by financing activities                    (7.4)                   9.2

=================================================================================================

=================================================================================================

(in millions)                                                2ND QUARTER            4TH QUARTER
                                                                1996                   1995
- -------------------------------------------------------------------------------------------------
Working capital                                            $       37.0           $       34.5

Inventories                                                        31.7                   43.1

Debt obligations                                                   44.9                   52.4

Debt to equity ratio                                           1.2 to 1               1.5 to 1

=================================================================================================

The Company's working capital increased $2.5 million as of June 30, 1996 as compared to December 31, 1995 due primarily to the reduction in current liabilities. The reduction in current liabilities was partially offset by a reduction in inventories. The Company's current debt consists of payments due within the next year on its term notes with NationsBank and notes associated with the purchase of Harris Adacom and Printer Systems in 1995. In the second quarter of 1996, the Company used cash generated by operations to reduce its outstanding debt.

On January 12, 1996, the Company reached an agreement with NationsBank of Texas, N.A., as agent for a syndicate of banks, ("NationsBank") on $75 million of credit facilities. Under the agreement, NationsBank is providing a $35 million revolving credit facility and two term loans totaling $40 million. In a separate transaction, the Company entered into an interest rate swap arrangement with NationsBank which fixes the interest rate for five years on a substantial portion of the debt. The fixed rate at the time of the agreement was executed averaged 8.25%. In May 1996, the Company renegotiated the term of the interest rate swap, decreasing the term from five to three years. As a result of the term change, the Company received a payment of $530,000 resulting in a gain which is being amortized to income over the remaining life of the Company's term loans. As of June 30, 1996, the Company had $4.5 million outstanding and $27.8 million available for borrowing on the revolving credit facility and $39.1 million outstanding in term loans.

The Company used the new credit agreement to retire all the debt associated with its former credit agreement with CIT and to retire all of the Company's outstanding senior subordinated notes. As part of the refinancing, the Company recognized a loss on extinguishment of debt of $0.4 million net of tax.

At the end of June 1996, the Company sold the stock of its Mexican subsidiary, whose principal asset was a building in Reynosa, Mexico, receiving net proceeds of $3.5 million and recognizing a gain of $1.5 million.

On July 22, 1996, the Company signed a definitive agreement to acquire the assets of Texas Instruments' worldwide printer and related supplies business. Under the agreement, the Company would acquire design rights, product intellectual property rights, vendor and customer contracts, production equipment and working capital, including inventory.

The proposed acquisition is subject to customary due diligence, appropriate regulatory clearances and other consents. Subject to such conditions, the transaction is expected to be completed within 60 days. Financing for the proposed acquisition is expected to be provided through refinancing of the Company's credit facility through NationsBank of Texas, N.A., as agent for a group of banks.

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

                          PART II. - OTHER INFORMATION

Item 1.    Legal Proceedings:

Not applicable.

Item 2.    Changes in Securities:

On June 16, 1996, the Board of Directors of the Company approved a Stockholders' Rights Plan having a 17% share acquisition trigger. The Rights Plan was executed in the form of a rights dividend with a record date of July 5, 1996. A Form 8-A and Form 8-A/A were filed with the Securities and Exchange Commission on July 5, 1996 which included a copy of the Rights Agreement.

Item. 3    Defaults Upon Senior Securities:

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders:

Not applicable.

Item 5.    Other Information:

On July 22, 1996, the Company signed a definitive agreement to acquire the assets of Texas Instruments' worldwide printer and related supplies business. Under the agreement, the Company would acquire design rights, product intellectual property rights, vendor and customer contracts, production equipment and working capital, including inventory.

The proposed acquisition is subject to customary due diligence, appropriate regulatory clearances and other consents. Subject to such conditions, the transaction is expected to be completed within 60 days. Financing for the proposed acquisition is expected to be provided through refinancing of the Company's credit facility through NationsBank of Texas, N.A., as agent for a group of banks.

Item 6.  Exhibits and Reports on Form 8-K:

    (a)      Exhibits

               NUMBER         DESCRIPTION

               27.1           Financial Data Schedule



    (b)      Reports on Form 8-K:

             Not applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              GENICOM Corporation
                                        -----------------------------
                                                 Registrant




Date:  August 14, 1996




                                               James C. Gale
                                        -----------------------------
                                                 Signature


                                        James C. Gale
                                        Senior Vice President Finance and
                                        Chief Financial Officer


                                        (Mr. Gale is the Chief Financial
                                        Officer and has been duly
                                        authorized to sign on behalf of
                                        the Registrant)

                      GENICOM CORPORATION AND SUBSIDIARIES

                         INDEX TO EXHIBITS TO FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996



 EXHIBIT
 NUMBER        DESCRIPTION                                                          PAGE
- ---------    -------------------------------------------------------------------  ----------------------
 27.1          FINANCIAL DATA SCHEDULE                                              FILED ONLY WITH
                                                                                    EDGAR VERSION