Form 10-Q
period 1996-09-29
GENICOM CORP
filed 1996-11-13
CIK 766738

================================================================================

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 29, 1996





                          Commission File No.: 0-14685


                              GENICOM CORPORATION
             (Exact name of registrant as specified in its charter)


                DELAWARE                                                 51-0271821
    (State or other jurisdiction of                                   (I.R.S. Employer
     incorporation or organization)                                 Identification No.)

     14800 CONFERENCE CENTER DRIVE
         SUITE 400, WESTFIELDS
          CHANTILLY, VIRGINIA                                              20151
(Address of principal executive offices)                                 (Zip Code)


       Registrant's telephone number, including area code: (703) 802-9200


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YesX No -
                                             --   --

         As of November 1, 1996, there were 10,975,039 shares of Common Stock of the Registrant outstanding.


================================================================================

                                FORM 10-Q INDEX


                         PART I - FINANCIAL INFORMATION


Item 1.          Financial Statements

                 Consolidated Balance Sheets - September 29, 1996 and
                   December 31, 1995                                                                      3

                 Consolidated Statements of Income - Three and Nine Months Ended
                   September 29, 1996 and October 1, 1995                                                 4

                 Consolidated Statements of Cash Flows - Nine Months Ended
                   September 29, 1996 and October 1, 1995                                                 5

                 Notes to Consolidated Financial Statements                                           6 - 7

Item 2.          Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                         8 - 12


                                  PART II - OTHER INFORMATION


Item 1.          Legal Proceedings                                                                       12

Item 2.          Changes in Securities                                                                   12

Item 3.          Defaults Upon Senior Securities                                                         12

Item 4.          Submission of Matters to a Vote of Security Holders                                     12

Item 5.          Other Information                                                                       12

Item 6.          Exhibits and Reports on Form 8-K                                                        13

Signatures                                                                                               14

Index to Exhibits                                                                                       E-1

                       PART I.  -  FINANCIAL INFORMATION

Item 1.   Financial Statements

                     GENICOM CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                                       SEPTEMBER 29,     DECEMBER 31,
(In thousands, except share data)                                          1996              1995
                                                                      ---------------   --------------
                                                                        (UNAUDITED)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                         $      13,969     $       4,271
    Accounts receivable, less allowance for
        doubtful accounts of $2,334 and $1,616                               53,422            53,572
    Other receivables                                                         3,149             3,767
    Inventories                                                              30,474            43,079
    Prepaid expenses and other assets                                         2,252             1,432
                                                                      ---------------   --------------
        TOTAL CURRENT ASSETS                                                103,266           106,121
Property, plant and equipment                                                26,602            30,896
Goodwill                                                                     18,914            21,632
Intangibles and other assets                                                  8,830             2,890
                                                                      ---------------   --------------
                                                                      $     157,612     $     161,539
                                                                      ===============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Debt maturing within one year                                     $       3,923     $       7,865
    Accounts payable and accrued expenses                                    47,706            52,115
    Deferred income                                                          12,325            11,611
                                                                      ---------------   --------------
        TOTAL CURRENT LIABILITIES                                            63,954            71,591
Long-term debt, less current portion                                         47,013            44,474
Other non-current liabilities                                                12,498            10,941
                                                                      ---------------   --------------
        TOTAL LIABILITIES                                                   123,465           127,006
STOCKHOLDERS' EQUITY:
    Common stock, $0.01 par value; 18,000,000 shares
        authorized, 10,975,139 and 10,839,399 shares issued                     110               108
    Additional paid-in capital                                               26,173            26,023
    Retained earnings                                                         9,965            10,503
    Foreign currency translation adjustment                                  (1,331)           (1,331)
    Pension liability adjustment                                               (770)             (770)
                                                                      ---------------   --------------
        TOTAL STOCKHOLDERS' EQUITY                                           34,147            34,533
                                                                      ---------------   --------------
                                                                      $     157,612     $     161,539
                                                                      ===============   ==============


The accompanying notes are an integral part of these financial statements.

                      GENICOM CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                   THREE MONTHS ENDED,         NINE MONTHS ENDED,
                                                SEPTEMBER 29,  OCTOBER 1,   SEPTEMBER 29,  OCTOBER 1,
(In thousands, except per share data)               1996          1995          1996          1995
                                               -------------- -----------  --------------  ------------
REVENUES, NET:
    Products                                   $     38,888  $     41,462  $    122,190  $    123,497
    Services                                         29,923        37,044        89,313        94,985
                                               ------------  ------------  ------------  ------------
                                                     68,811        78,506       211,503       218,482
                                               ------------  ------------  ------------  ------------

OPERATING COSTS AND EXPENSES:
    Cost of revenues:
       Products                                      26,089        27,887        84,727        83,804
       Services                                      26,201        30,645        77,789        76,622
    Selling, general and administration              14,534        13,738        39,821        39,111
    Engineering, research and
       product development                            1,937         2,166         5,834         6,430
    Gain on sale of investment in subsidiary                                     (1,481)
    Environmental costs                               1,479                       1,479
    Restructuring costs                               4,183                       4,183
    Acquisition related costs                                                                   1,204
                                               ------------  ------------  ------------  ------------
                                                     74,423        74,436       212,352       207,171
                                               ------------  ------------  ------------  ------------

OPERATING (LOSS) INCOME                              (5,612)        4,070          (849)       11,311
Interest expense, net                                 1,147         2,069         3,299         5,714
Other income                                            (63)                       (153)
                                               ------------  ------------  ------------  ------------

(LOSS) INCOME BEFORE INCOME TAXES                    (6,696)        2,001        (3,995)        5,597
Income tax (benefit) expense                         (4,467)          298        (3,876)        1,034
                                               ------------  ------------  ------------  ------------

(LOSS) INCOME BEFORE EXTRAORDINARY ITEM              (2,229)        1,703          (119)        4,563

EXTRAORDINARY ITEM - LOSS ON EXTINGUISHMENT
    OF DEBT, NET OF $258 TAX                                                       (422)
                                               ------------  ------------  ------------  ------------

NET (LOSS) INCOME                              $     (2,229) $      1,703  $       (541) $      4,563
                                               ============  ============  ============  ============

(Loss) earnings per common share
    and common share equivalent
    (primary and fully diluted)                $      (0.20) $       0.14  $      (0.05) $       0.38
                                               ============  ============  ============  ============

Weighted average number of common shares
   and common share equivalents outstanding
   Primary                                           10,968        12,212        10,918        11,977
                                               ============  ============  ============  ============

   Fully diluted                                     10,968        12,212        10,918        11,992
                                               ============  ============  ============  ============

The accompanying notes are an integral part of these financial statements.

                      GENICOM CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                                             NINE MONTHS ENDED,
                                                                                     SEPTEMBER 29,          OCTOBER 1,
(In thousands)                                                                           1996                  1995
                                                                                    ---------------       -------------
Cash flows from operating activities:
    Net (loss) income                                                               $       (541)         $      4,563
    Adjustments to reconcile net income to cash provided
      by operating activities:
        Depreciation                                                                      10,856                10,360
        Amortization                                                                       2,505                 3,292
        Gain on sale of Genicom de Mexico                                                 (1,481)
        Environmental accrual                                                              1,479
        Restructuring charge                                                               4,183
        Effect of acquisition related costs                                                                      1,204
        Changes in assets and liabilities net of effects from acquisitions:
              Accounts receivable                                                          4,391                (7,989)
              Inventories                                                                 14,310                (5,008)
              Accounts payable and accrued expenses                                      (13,290)               (1,546)
              Deferred income                                                                714                  (571)
              Other                                                                       (6,691)                1,984
                                                                                    ---------------       -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 16,435                 6,289
                                                                                    ---------------       -------------

Cash flows from investing activities:
    Payment for purchase of businesses, net of cash acquired                                                    (9,793)
    Sale of Genicom de Mexico                                                              3,950
    Additions to property, plant and equipment                                            (8,811)              (11,628)
    Other                                                                                   (259)                 (208)
                                                                                    ---------------       -------------
NET CASH USED IN INVESTING ACTIVITIES                                                     (5,120)              (21,629)
                                                                                    ---------------       -------------

Cash flows from financing activities:
    Borrowings from long-term debt                                                        63,806                27,867
    Payments on long-term debt                                                           (63,934)              (12,297)
    Financing costs and transactions                                                      (1,509)
                                                                                    ---------------       -------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                       (1,637)               15,570
                                                                                    ---------------       -------------

Effect of exchange rate changes on cash and cash equivalents                                  20                  (369)
                                                                                    ---------------       -------------

Net increase (decrease) in cash and cash equivalents                                       9,698                  (139)
Cash and cash equivalents at beginning of period                                           4,271                   673
                                                                                    ---------------       -------------
Cash and cash equivalents at end of period                                          $     13,969          $        534
                                                                                    ===============       =============

The accompanying notes are an integral part of these financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. In the opinion of management, the accompanying unaudited consolidated financial statements of GENICOM Corporation and subsidiaries (the "Company" or "GENICOM") contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of September 29, 1996, and the results of operations and cash flows for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 Annual Report. The results of operations for the three and nine months ended September 29, 1996, are not necessarily indicative of the operating results to be expected for the full year. Certain reclassifications have been made to the 1995 condensed financial statements in order to conform to the 1996 presentation.

2. Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. Inventories consist of, in thousands:

                                         SEPTEMBER 29,    DECEMBER 31,
                                             1996             1995
                                        ==============   =============

Raw Materials                           $      1,378     $      2,594
Work in process                                2,989            4,899
Finished goods                                26,107           23,327
Atlantic Design inventory                                      12,259
                                        --------------   -------------
                                        $     30,474     $     43,079
                                        --------------   -------------


3. Earnings per share are based upon the weighted average number of common shares and dilutive common share equivalents (using the treasury stock method) outstanding during the period.

                                                   THREE MONTHS ENDED    NINE MONTHS ENDED
                                                   ===================  ===================
                                                   SEPT. 29,   OCT. 1,  SEPT. 29,   OCT. 1,
                                                     1996       1995      1996       1995
                                                   =========   =======  ==========  =======
SHARES USED IN COMPUTATION:
Weighted average common shares outstanding           10,968     10,809    10,918     10,733

Shares applicable to stock options, net of shares
  assumed to be purchased from proceeds at
  average market price                                           1,403                1,244
                                                   ---------   -------   --------   -------

Total shares for earnings per common share
  and common share equivalent (primary)              10,968     12,212    10,918     11,977

Shares applicable to stock options in addition to
  those used in primary computation due to the
  use of period-end market price when higher
  than average market price                                                              15
                                                   ---------   -------   --------   -------
Total fully diluted shares                           10,968     12,212    10,918     11,992
                                                   =========   =======   ========   =======

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

         On September 30, 1996, the Company amended the credit facilities with NationsBank. This amendment redefined the financial covenants, the interest rates and the principal payments of the agreement.

6. Following the end of the quarter, as of September 30, 1996, the Company acquired certain assets of Texas Instruments worldwide printer and related supplies business for the purchase price of approximately $27 million. The acquisition was financed primarily through the Company's credit facility with NationsBank and a note to Texas Instruments payable over two years.

         During a scheduled transition period of approximately six months, Texas Instruments will manufacture on behalf of the Company the products relating to the business acquired. The Company has entered into an interim agreement with Atlantic Design Company, with whom the Company has an existing outsourcing manufacturing agreement, for the performance of manufacturing oversight and other functions during this period. In conjunction therewith, all manufacturing equipment acquired by the Company from Texas Instruments was transferred to Atlantic Design as of September 30, 1996. Under this interim agreement, and unlike the Company's existing agreement with Atlantic Design pursuant to which Atlantic Design owns all inventory until transfer to the Company as finished goods, the Company will own all inventory (raw materials, work in process and finished goods) during this period. The Company is negotiating to expand its existing, five year outsourcing agreement with Atlantic Design under which Atlantic Design would be the primary manufacturer of all value-added Genicom printer products, including those relating to the business acquired from Texas Instruments.

         The acquisition is being accounted for as a purchase and the allocation of the purchase price and related acquisition costs is subject to adjustment based upon refinements in the application of purchase method accounting and the final determination of the purchase price.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition:

                             RESULTS OF OPERATIONS

====================================================================================================================

                                                     THREE MONTHS ENDED                    NINE MONTHS ENDED
                                            ==================================   ===================================
(in millions)                                3RD QTR.                3RD QTR.    3RD QTR.                 3RD QTR.
                                              1996       CHANGE       1995        1996         CHANGE       1995
--------------------------------------------------------------------------------------------------------------------
Revenues - Enterprising Service Solutions   $ 29.9     $   (7.1)     $ 37.0      $ 89.3      $   (5.7)     $ 95.0
Revenues - Document Solutions                 38.9         (2.6)       41.5       122.2          (1.3)      123.5
                                            -------    ----------    -------     -------     ----------    -------

Total Revenues                              $ 68.8     $   (9.7)     $ 78.5      $211.5      $   (7.0)     $218.5
                                            -------    ----------    -------     -------     ----------    -------
Percentage change                                         (12.4)%                                (3.2)%
====================================================================================================================


Revenue in the third quarter of 1996 decreased 12.4% compared to the year-ago quarter primarily due to a revenue fall off in Enterprising Service Solutions.

Enterprising Service Solutions ("ESS") revenue declined $7.1 million or 19.2% in the third quarter of 1996. The Multivendor Service revenue increased $0.2 million as a result of significant new business that has been partially offset by the decline in legacy business. Integrated Network Service revenue decreased $7.4 million over last year's third quarter due to unique customer
opportunities the Company realized in Canada and with Nasdaq in 1995.   During
the initial growth phase and due to large contract values and long selling cycles associated with the Integrated Network Services, the Company anticipates that Integrated Network Services revenue may grow at an uneven rate. The Company is continuing to invest in the business directed at the fast growing network management market.

Document Solutions ("DS") revenues during the third quarter of 1996 decreased $2.6 million from the same period last year. Printer sales declined 10.0% due to laser printer sales being 25.1% lower than the same period a year ago. Impact printer sales declined 6.6% for the third quarter of 1996 as compared to the third quarter of 1995. Supply and part sales decreased 6.0% from the third quarter of 1995.

Relay revenues, which are included as part of Document Solutions, increased by $0.6 million or 21.1% in the third quarter of 1996 as compared to the prior year quarter.

Revenues for the first nine months of 1996 decreased $7.0 million from the same period in 1995 primarily as a result of the decline in Integrated Network Service revenue and printer revenue which was partially offset by increased relay and multivendor service revenue. Revenues for Enterprising Service Solutions decreased $5.7 million for the period. This decrease is primarily related to the decline in Integrated Network Management revenues previously discussed. Document Solutions revenues were 1.1% lower for the first nine months of 1996 as compared to 1995. While printer revenues declined for both laser and impact printers, parts and supplies revenues increased 5.2% partially offsetting the decline in printer sales. Relay revenues increased 13.6%.

==========================================================================================================

(in millions)                                              3RD QUARTER     4TH QUARTER     3RD QUARTER
                                                              1996            1995            1995
----------------------------------------------------------------------------------------------------------
Order backlog                                             $      39.5     $      47.5     $      49.3
Change: 3rd Quarter of 1996 compared to
        Amount                                                                   (8.0)           (9.8)
        Percentage                                                              (16.8)%         (19.9)%

==========================================================================================================


The decrease in order backlog from the 1995 fourth quarter and the third quarter of 1996 primarily reflects selected declining legacy business within ESS and the certain systems integration contracts that were completed in 1995. In addition, new service contracts represent potential revenue versus firm commitments. The backlog reflects only fixed-price contracts for all orders associated with relays, service, systems integration, network monitoring and those orders for printers, spare parts and supplies for which a delivery date within approximately six months has been specified by the customer. The Company's backlog as of any particular date should not be the sole measurement used in determining sales for any future period.

==============================================================================================================================

                                                                 THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                           =================================  ================================
(in millions)                                               3RD QTR.               3RD QTR.    3RD QTR.             3RD QTR.
                                                              1996      CHANGE       1995        1996     CHANGE     1995
------------------------------------------------------------------------------------------------------------------------------
Gross margin - Enterprising Service Solutions              $    3.7   $    (2.7)  $    6.4    $   11.5   $  (6.9)  $  18.4
Gross margin - Document Solutions                              12.8        (0.7)      13.5        37.5      (2.2)     39.7
                                                           ---------  ----------  ---------   ---------  --------  --------
Total gross margin                                             16.5        (3.4)      19.9        49.0      (9.1)     58.1
                                                           ---------  ----------  ---------   ---------  --------  --------
As a % of revenue                                              24.0 %                 25.4 %      23.2 %              26.6 %

==============================================================================================================================

Gross margin, as a percentage of revenue, decreased in the third quarter of 1996 as compared to the prior year quarter. This decrease is principally attributable to the fixed costs associated with the Massachusetts depot which has been affected by the decline in the legacy service business. The Company is restructuring its service business to better align costs to revenue.

For the first nine months of 1996, gross margin also declined as a percentage of revenue when compared to 1995 principally due to the effect of the declining legacy service business, the consumption of inventory transferred to Atlantic Design pursuant to the outsourcing agreement, and increased costs associated with the extreme snow conditions which impacted the service depots in Virginia and Massachusetts for a full week of production in January 1996.

===========================================================================================================================

                                          THREE MONTHS ENDED                                 NINE MONTHS ENDED
                               =========================================        ===========================================
(in millions)                     3RD QTR.                     3RD QTR.            3RD QTR.                    3RD QTR.
                                    1996      CHANGE             1995                1996       CHANGE           1995
---------------------------------------------------------------------------------------------------------------------------
Operating expenses:

Selling, general and
    administrative             $   14.5       $    0.8        $   13.7          $    39.8       $    0.7       $    39.1
Engineering, research and
    product development             2.0           (0.2)            2.2                5.8           (0.6)            6.4
                               ---------      ----------      ---------         ----------      ---------      ----------

Total                          $   16.5       $    0.6        $   15.9          $    45.6       $    0.1       $    45.5

As a % of revenue                  24.0 %                         20.3 %             21.6 %                         20.8 %

===========================================================================================================================

Operating expenses increased in the third quarter of 1996 as compared to the year-ago period, due to a number of factors including employee costs and the outsourcing of the Company's MIS function. This outsourcing of the MIS function is directed at a long-term plan to upgrade systems and technology skills base which the Company believes is necessary for the Company to remain competitive. In July 1996, the Company reached an agreement with Electronic Data Systems ("EDS") to outsource its information systems and data processing activities. Under the agreement, EDS will operate and service the Company's systems as well as design, install and service new business systems and global networks. The agreement is for a period of ten years. Operating expenses were flat for year-to-date 1996 compared to the first nine months of 1995 primarily due to the management's focus on cost controls partially offset by MIS expenses and the Texas Instruments acquisition costs.

In addition, in the third quarter of 1996, following Board of Directors review, the Company accrued $1.5 million associated with environmental charges and $4.2 million for restructuring the worldwide service business. The environmental charge is the Company's best estimate at the present time of the remaining costs associated with certain environmental matters including $617,000 for pond closure and monitoring for ten years at the Company's Waynesboro, Virginia facility and $862,000 for litigation costs associated with the Linn-Faysville Aquifer in Texas. The restructuring charge for the service business involves among other things, costs to facilitate the establishment of the Company's new "end of runway" depot service center in Louisville, Kentucky and other changes in the delivery of services by the Enterprising Service Solutions group.

======================================================================================================

                                       THREE MONTHS ENDED                   NINE MONTHS ENDED
                                 ================================     ================================
(in millions)                     3RD QTR.              3RD QTR.       3RD QTR.              3RD QTR.
                                    1996    CHANGE        1995           1996    CHANGE        1995
------------------------------------------------------------------------------------------------------
Interest expense, net            $    1.1   $   (1.0)  $    2.1       $    3.3   $   (2.4)  $    5.7

Percentage change                              (47.6)%                              (42.1)%

======================================================================================================

The decrease in interest expense in the third quarter of 1996 as compared to the year-ago quarter and for the nine months ended is primarily due to the Company's retirement of its outstanding 12.5% senior subordinated notes in February 1996 and the refinancing of the Company's credit facility through NationsBank of Texas, N.A., as agent for a group of banks, in January 1996.

=====================================================================================================

                                THREE MONTHS ENDED                       NINE MONTHS ENDED
                         ==================================    ======================================
(in millions)             3RD QTR.               3RD QTR.        3RD QTR.                3RD QTR.
                            1996       CHANGE      1995            1996       CHANGE       1995
-----------------------------------------------------------------------------------------------------
Income tax expense       $    (4.5)  $   (4.8)  $     0.3       $    (3.9)  $   (4.9)  $      1.0

Effective tax rate           -66.7%                  14.9%          -97.0%                   18.5%

======================================================================================================

The Company's effective income tax rate for the third quarter of 1996 was a benefit of (66.7%) as compared to an expense of 14.9% for the year-ago period. The tax rate for the nine months ended September 29, 1996 was a benefit of (97.0%) as compared to an expense of 18.5% for the same period in 1995. In 1995, the rate was significantly affected by foreign income taxes and tax credits and the utilization of net operating losses. In the third quarter of 1996, the Company took a tax benefit of $2.8 million associated with the reversal of the deferred tax asset valuation allowance. Based on forecasts including the expected positive effect of the Texas Instruments acquisition, management estimates that these tax assets will be fully recoverable.

                        LIQUIDITY AND CAPITAL RESOURCES

==================================================================================================

                                                                     NINE MONTHS ENDED
                                                          ========================================
(in millions)                                                3RD QUARTER            3RD QUARTER
                                                                1996                   1995
--------------------------------------------------------------------------------------------------
Cash provided by operations                                $       16.4           $        6.3

Cash used in investing activities                                  (5.1)                 (21.6)

Cash (used in) provided by financing activities                    (1.6)                  15.6

==================================================================================================

==================================================================================================

(in millions)                                                3RD QUARTER            4TH QUARTER
                                                                1996                   1995
--------------------------------------------------------------------------------------------------
Working capital                                            $       37.8           $       34.5

Inventories                                                        30.5                   43.1

Debt obligations                                                   50.9                   52.4

Debt to equity ratio                                           1.5 to 1               1.5 to 1

==================================================================================================

The Company's working capital increased $3.3 million as of September 29, 1996 as compared to December 31, 1995 due primarily to the reduction in current liabilities, as partially offset by a reduction in inventories. As of September 29, 1996, the Company's current debt consists of payments due within one year on its term notes with NationsBank and notes associated with the purchase of Harris Adacom and Printer Systems in 1995. The acquisition of Texas Instruments printer business was financed through facilities which did not increase required debt payments in the year immediately following the acquisition.

On January 12, 1996, the Company reached an agreement with NationsBank of Texas, N.A., as agent for a syndicate of banks, ("NationsBank") on $75 million of credit facilities. Under the agreement, NationsBank is providing a $35 million revolving credit facility and two term loans totaling $40 million. In a separate transaction, the Company entered into an interest rate swap arrangement with NationsBank which fixes the interest rate for five years on a substantial portion of the debt. The fixed rate at the time of the agreement was executed averaged 8.25%. In May 1996, the Company renegotiated the term of the interest rate swap, decreasing the term from five to three years. As a result of the term change, the Company received a payment of $530,000 resulting in a gain which is being amortized to income over the remaining life of the Company's term loans. On September 30, 1996, the Company amended the credit facilities. This amendment redefined the financial covenants, adjusted the interest rates as well as the principal payments of the agreement. As of September 29, 1996, the Company had $15.0 million outstanding and $12.2 million available for borrowing on the revolving credit facility and $34.8 million outstanding in term loans.

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

Following the end of the quarter, as of September 30, 1996, the Company acquired certain assets of Texas Instruments worldwide printer and related supplies business for the purchase price of approximately $27 million. The acquisition was financed primarily through the Company's credit facility with NationsBank and a note to Texas Instruments payable over two years.

During a scheduled transition period of approximately six months, Texas Instruments will manufacture on behalf of the Company the products relating to the business acquired. The Company has entered into an interim agreement with Atlantic Design Company, with whom the Company has an existing outsourcing manufacturing agreement, for the performance of manufacturing oversight and other functions during this period. In conjunction therewith, all manufacturing equipment acquired by the Company from Texas Instruments was transferred to Atlantic Design as of September 30, 1996. Under this interim agreement, and unlike the Company's existing agreement with Atlantic Design pursuant to which Atlantic Design owns all inventory until transfer to the Company as finished goods, the Company will own all inventory (raw materials, work in process and finished goods) during this period. The Company is negotiating to expand its existing, five year outsourcing agreement with Atlantic Design under which Atlantic Design would be the primary manufacturer of all value-added Genicom printer products, including those relating to the business acquired from Texas Instruments.

As a result of this acquisition, the Company anticipates that it will add scale, products and customers to its existing printer business. The printer business now includes Texas Instruments ticketing printer product line which is directed at the transportation industry. In addition to the ticketing printers, the Company acquired mid-range laser products, high-end serial products and the supplies related to each respective product line. This acquisition was driven by the Company's strategy of focusing on the mid-range printer market.

The acquisition is being accounted for as a purchase and the allocation of the purchase price and related acquisition costs is subject to adjustment based upon refinements in the application of purchase method accounting and the final determination of the purchase price.

GENICOM provides an array of services and products addressing different niches of the information processing industry, competing against a wide range of companies from large multinationals to small domestic entrepreneurs. Except for the historical information contained herein, the matters discussed in this 10Q include forward-looking statements that involve a number of risks and uncertainties. There are certain important factors and risks, including changes in hardware and software technology, changing economic conditions in the North American and Western European markets, the anticipation of growth of certain market segments and the positioning of the Company's products and services in those segments, selective service customers whose business is declining, seasonality in the buying cycles of certain of the Company's customers, the timing of product announcements, the release of new or enhanced products and services, the introduction of competitive products and services by existing or new competitors, access to and development of product rights and technologies, the management of growth, the integration of acquisitions, GENICOM's ability to retain highly skilled technical, managerial and sales and marketing personnel, possible litigation related to the Company's operations, including litigation arising under various environmental laws, and the other risks detailed from time to time in the Company's SEC reports, including reports on Form 10K, that could cause results to differ materially from those anticipated by the statements contained herein.



                          PART II. - OTHER INFORMATION

Item 1.    Legal Proceedings:

Not applicable.

Item 2.    Changes in Securities:

Not applicable.

Item. 3    Defaults Upon Senior Securities:

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders:

Not applicable.

Item 5.    Other Information:

Following the end of the quarter, as of September 30, 1996, the Company acquired certain assets of Texas Instruments worldwide printer and related supplies business for the purchase price of approximately $27 million. The acquisition was financed primarily through the Company's credit facility with NationsBank and a note to Texas Instruments payable over two years.

During a scheduled transition period of approximately six months, Texas Instruments will manufacture on behalf of the Company the products relating to the business acquired. The Company has entered into an interim agreement with Atlantic Design Company, with whom the Company has an existing outsourcing manufacturing agreement, for the performance of manufacturing oversight and other functions during this period. In conjunction therewith, all manufacturing equipment acquired by the Company from Texas Instruments was transferred to Atlantic Design as of September 30, 1996. Under this interim agreement, and unlike the Company's existing agreement with Atlantic Design pursuant to which Atlantic Design owns all inventory until transfer to the Company as finished goods, the Company will own all inventory (raw materials, work in process and finished goods) during this period. The Company is negotiating to expand its existing, five year outsourcing agreement with Atlantic Design under which Atlantic Design would be the primary manufacturer of all value-added Genicom printer products, including those relating to the business acquired from Texas Instruments.

As a result of this acquisition, the Company anticipates that it will add scale, products and customers to its existing printer business. The printer business now includes Texas Instruments ticketing printer product line which is directed at the transportation industry. In addition to the ticketing printers, the Company acquired mid-range laser products, high-end serial products and the supplies related to each respective product line. This acquisition was driven by the Company's strategy of focusing on the mid-range printer market.

The acquisition is being accounted for as a purchase and the allocation of the purchase price and related acquisition costs is subject to adjustment based upon refinements in the application of purchase method accounting and the final determination of the purchase price.


Item 6.  Exhibits and Reports on Form 8-K:

    (a)      Exhibits

             NUMBER            DESCRIPTION
             ===========       =======================================================================
             10.1              Credit Agreement dated as of January 12, 1996, Third Amendment to Credit
                               Agreement and Security Agreement
             27.1              Financial Data Schedule

    (b)      Reports on Form 8-K:

             The Company filed a report on Form 8-K on October 15, 1996, which reported the Company's acquisition of the Texas Instruments printer business. A copy of the purchase agreement is included as
             Exhibit 2.1 to the form.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              GENICOM Corporation
                                       -----------------------------------
                                                   Registrant


Date:  November 13, 1996


                                             /s/ Harold L. McIlroy
                                       ===================================
                                                   Signature

                                       Harold L. McIlroy
                                       Vice President, Quality &
                                       Customer Satisfaction, General Manager,
                                       Operations

                                       (Mr. McIlroy is a Corporate Vice
                                       President and has been duly authorized
                                       to sign on behalf of the Registrant)

                      GENICOM CORPORATION AND SUBSIDIARIES

                         INDEX TO EXHIBITS TO FORM 10-Q

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 1996



EXHIBIT
NUMBER             DESCRIPTION                                                             PAGE
===========        =================================================================       =============================
10.1               Credit Agreement dated as of January 12, 1996, Third Amendment to       E-2 - E-27
                   Credit Agreement and Security Agreement

27.1               Financial Data Schedule                                                 Filed only with EDGAR version