Form 10-Q/A
period 1996-09-29
GENICOM CORP
filed 1997-01-08
CIK 766738

================================================================================

                                   FORM 10-Q/A

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

This Form 10Q is being amended to include an amended unredacted Exhibit 10.1.

                         PART II. - OTHER INFORMATION
Item 6.  Exhibits

    (a)      Exhibits

             NUMBER            DESCRIPTION
             ===========       =======================================================================
             10.1              Credit Agreement dated as of January 12, 1996, Third Amendment to Credit
                               Agreement and Security Agreement
             27.1              Financial Data Schedule*

             * Filed previously

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




                                              GENICOM Corporation
                                       -----------------------------------
                                                   Registrant


Date:  January 8, 1997


                                             /s/ James C. Gale
                                       ===================================
                                                   Signature

                                       James C. Gale
                                       Senior Vice President Finance and Chief
                                       Financial Officer

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

27.1               Financial Data Schedule*

               * Filed Previously