Form 10-K
period 1996-12-29
GENICOM CORP
filed 1997-03-27
CIK 766738

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 1996
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________ to ___________

                          Commission File No.: 0-14685

                              GENICOM CORPORATION
             (Exact name of registrant as specified in its charter)

                DELAWARE                                51-0271821
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                Identification No.)

     14800 CONFERENCE CENTER DRIVE
         SUITE 400, WESTFIELDS,
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      --   --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.
                      --

As of January 31, 1997, there were 10,984,439 shares of Common Stock of the Registrant outstanding. The aggregate market value of the shares of Common Stock held by non-affiliates (without admitting that any person whose shares are not included in determining such value is an affiliate) was approximately $49,429,975 based upon the closing price of the shares in the NASDAQ over-the-counter market on January 31, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement with respect to the Annual Meeting of Stockholders to be held on May 21, 1997: Part III

                    GENICOM CORPORATION AND SUBSIDIARIES
                               FORM 10-K INDEX

                                    PART I


Item 1.  Business                                                                         3
Item 2.  Properties                                                                      14
Item 3.  Legal Proceedings                                                               14
Item 4.  Submission of Matters to a Vote of Security Holders                             15

Executive Officers of the Registrant.                                                    16

                                    PART II


Item 5.  Market for the Registrant's Common Stock and Related Stockholder Matters        17
Item 6.  Selected Financial Data                                                         18
Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                     19
Item 8.  Financial Statements and Supplementary Data                                     25
Item 9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                                      47


                                   PART III


Item 10. Directors and Executive Officers of the Registrant                              47
Item 11. Executive Compensation                                                          47
Item 12. Security Ownership of Certain Beneficial Owners and Management                  47
Item 13. Certain Relationships and Related Transactions                                  47


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K                 47
Signatures                                                                               51
Index to Financial Statements and Schedules                                             F-1
Index to Exhibits                                                                       E-1

ITEM 1. BUSINESS

GENERAL

GENICOM Corporation ("GENICOM" or the "Company"), through its worldwide operations, provides maintenance and repair services for computer systems produced by multiple vendors, network planning, integration and optimization services and develops and distributes printers and related products. Through its acquisition of substantially all of the assets and certain liabilities of Harris Adacom Network Services, Inc., the Company is developing into a fully integrated provider of multivendor business services. GENICOM's service businesses include (i) multivendor support (i.e. hardware installation and repair and maintenance contracts) and (ii) network integration services (i.e. software and network consulting services, system specification and evaluation, hardware and software design and integration, documentation and contract labor). GENICOM continues to design and distribute impact and page printers for (i) use in cost sensitive environments; (ii) the printing of multi-part forms and bar-codes; (iii) providing printing connectivity in proprietary systems; and (iv) the travel industry. On September 30, 1996, GENICOM acquired Texas Instruments' worldwide printer business which enabled the Company to expand its printer product line in mid-range printers and products specifically directed at the travel industry. The Company also provides spare parts and supplies, such as, print heads, printed wire boards, ribbons and printer cartridges for both the Company's as well other manufacturers' printers.

BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

The Company's businesses are reported in two business segments: Enterprising Service Solutions and Document Solutions. Financial information by business segment and geographic location appears on pages 42, 43 and 44 of this Annual Report on Form 10-K. This information includes sales and service revenues, operating income and identifiable assets for the years ended December 29, 1996 and December 31, 1995.

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

In December 1994, the Mexican peso suffered a devaluation of approximately 30%. The impact on the Company's financial position, results of operations and liquidity was immaterial and was felt principally in the Company's subsidiary, Genicom de Mexico, which was sold in June of 1996.

ENTERPRISING SERVICE SOLUTIONS

                                    GENERAL

GENICOM performs a wide range of service solutions related activities through its Enterprising Service Solutions company. These operations, which are classified into the Company's Multivendor Services and Integrated Network Services operations, include the provision of services for customers of both other vendors' products and GENICOM products -

Multivendor Services - and for customers in need of network consultation -
Integrated Network Services.   Multivendor Services accounted for 86.7 percent
of Enterprising Service Solutions revenue while Integrated Network Services provided the remaining 13.3 percent in 1996.

                              MULTIVENDOR SERVICES

Through its Multivendor Services operations, the Company performs a variety of service related activities for customers utilizing not only GENICOM products but also products manufactured by other vendors. Products serviced by Multivendor Services include servers and midrange systems, personal computers, workstations, networking products, controllers, routers, hubs, terminals, printers, peripherals, and storage devices. Services are typically provided on a subcontracted basis for major hardware vendors such as Computervision, IBM, and Canon, or directly under contract with system users, such as NASDAQ or USX. Service contracts, which comprise a major portion of Multivendor Services revenue, typically extend for several years, with payment due monthly, quarterly or annually, in advance. Services are generally available Monday through Friday, during normal working hours, with response times ranging from 2 to 8 working hours in metro areas and less than 16 working hours outside metro areas. Standard offsite (depot) repair time is five working days. Advanced exchange offsite (depot) offers 24 hour repair time. The Company's service activities include the following:

   Preventive maintenance         Regularly scheduled visits to customer sites
                                  to provide routine maintenance.

   Offsite (depot) repair         Unit repair or refurbishment in GENICOM's
                                  quality controlled repair facilities by
                                  qualified depot technicians.

   Onsite (field) support         Service of equipment in need of repair
                                  accomplished at customer's site by qualified field engineers.

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

   Network integration            Customer tailored solutions providing
                                  hardware, software and services to meet
                                  unique customer information technology needs for LANs, WANs, internetworking applications and client server environments.

Multivendor Services seeks to become a leading provider of information-related services in those markets in which it competes. Thus, it strives to maintain a strong focus on existing customers, while simultaneously developing growth opportunities that become available. To that end, the Company significantly expanded its presence in the multivendor services market by acquiring substantially all of the assets and certain liabilities of Harris Adacom Network

Services, Inc. ("HANS"), including all of the stock of HANS' Canadian subsidiary, Harris Adacom Inc., on March 1, 1995. Through this acquisition, the Company added HANS' computer and peripherals field and depot repair service operations to the Multivendor Services operation, significantly expanding the Company's core competencies and improving its efficiency in these markets. In 1997, GENICOM is opening a new rapid turnaround depot in Louisville, Kentucky and consolidating the depots in Bedford, Massachusetts and Waynesboro, Virginia.

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

As of February 1997, the Company services over 11,000 customers and 114,000 devices through its domestic Multivendor Services operations. Such operations are classified into offsite (depot) and onsite (field) repair services.

Offsite (Depot) Repair

Offsite (depot) repair services are employed when, due either to complexity of repair or cost related issues, the repair of a customer's defective hardware cannot be completed in the field. The Company has utilized two facilities to conduct domestic offsite (depot) repair operations, one in Waynesboro, Virginia, where printers, keyboards, personal computers, controllers and other network-related hardware are serviced, and another in Bedford, Massachusetts, where workstations, systems and monitors are serviced. The Waynesboro facility performs less complex, high volume services on both GENICOM and multivendor products, whereas the Bedford facility primarily services multivendor products which employ complex technologies. In 1996, the Bedford facilities and the Waynesboro facilities were certified for compliance with the provisions of ISO 9002 International Quality System Standard, in recognition of the Depot Repair operations consistent quality of service.

In 1997, the Company is planning to consolidate both the Bedford and Waynesboro depots into a new rapid turn-around depot in Louisville, Kentucky. This new depot will be located in close proximity to United Parcel Service's transportation hub facilitating the Company's goal of 24 hour repair service.

Onsite (Field) Repair

Onsite (field) repair services are traditionally employed to repair equipment which utilizes less complex technologies where it is more efficient to repair the product in the field rather than to ship it to one of the Company's offsite (depot) repair facilities. The Company segregates domestic onsite (field) repair operations by geographic location, and within each service center by field engineer skill type. The Company deploys over 331 field engineers and 160 service vans from 140 service centers in all 50 states, including all major metro areas.

Onsite (field) repair and maintenance operations are, like offsite (depot) repair work, typically performed under contract with hardware vendors such as Computervision, Canon or provided directly to the hardware user. Field clients and company engineers are categorized through an internal grading system. This allows the Company to more efficiently assign Company repair engineers based on their levels of expertise and cost, after GENICOM customer service representatives assess the technical skill level required to adequately serve the customer.

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

The Company believes that Multivendor Services competes primarily on the basis of price and the scope and quality of its services. Due in part to the capital costs necessary to maintain adequate inventory and equipment as well as geographic disbursement of need to service large OEMs and TPMs, Multivendor Services believes the economic constraints of small maintenance and repair companies preclude them from competing with Multivendor Services for large programs. Multivendor Services also believes that the scope of its maintenance and repair operations and capabilities provides it with competitive advantages over many of its competitors.

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

Integrated Network Services also provides diagnostic services for the evaluation of existing computer networks. Such services are primarily provided on a contract labor basis or annual fees to support customers' existing information technology systems, including concept formulation, system specification, system engineering design/development and project management. Such services are important for managing the growth of and optimizing usage from existing networks. Typically, Integrated Network Services establishes and reports on an existing system's capabilities, including usage, software and hardware inventory and network functionality.

The establishment of Integrated Network Services provides the Enterprising Service Solutions company the opportunity to leverage its existing technical capabilities and established customer base with additional value-added business services. The Company generally can offer systems to customers to meet configuration and capacity needs identified through the rendering of diagnostic services. Thus, the establishment of Integrated Network Services operations has provided the Company new opportunities to provide its customers a total application solution through the Enterprising Service Solutions company. In 1997, the Company plans to apply the business strategies which have resulted in revenue growth in Canada with regards to integrated network services in the United States.

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

On September 30, 1996, the Company acquired the Texas Instruments printer business. The Company acquired design rights, product intellectual property rights, vendor and customer contracts, production equipment and working capital, including inventory. The acquisition expanded the Company's product lines in the mid-range client/server environment and enabled the Company to provide custom applications in the travel industry.

Document Solutions also sells spare parts and supplies, for both GENICOM products and those manufactured by other vendors. Supplies include items that have a relatively short life such as printer ribbons and cartridges, while spare parts include items that have generally a longer life such as print heads and printed wire boards.

The following table reports the composition of Document Solutions revenue:

                             1996                1995               1994
                           ----------          ---------          ----------
 Impact Printers               41.1   %            45.5  %            46.3   %
 Nonimpact Printers            12.9                11.2                9.3
 Spares                        10.1                10.2               11.7
 Supplies                      35.9                33.1               32.7
                           ---------           ---------          ---------
 TOTAL DOCUMENT SOLUTIONS     100.0   %           100.0  %           100.0   %
                           =========           =========          =========

The following table sets forth a summary of certain performance features of GENICOM's principal printer products. Manufacturer's List Price Range is as of January 1997. Sales price may vary depending on features installed, customization, discounts and other factors.

                                                                                                                  Manufacturer's
                                                                                                                    Suggested
      Printer         Technology          Draft                                                                    List Price
  Product Family         Type          Print Speed              Features                      Options                 Range
------------------------------------------------------------------------------------------------------------------------------------
 IMPACT-SERIAL

 83Xe series        9 wire serial   250 to 300 cps    personal workstation           pull tractor, serial         $579-$829
                    matrix                            printer, ideal for small       interface board, tabletop
                                                      footprint applications         printer stand

 2400  Series       9 wire serial   270 to 320 cps    designed for attachment to                                  $1,492-$1,658
                    matrix                            IBM 3270 controllers (coax
                                                      and IBM AS/400 twinax) with
                                                      versatile paper handling

 880 Series         9 wire serial   300 cps           heavy duty printer             barcode kit, current loop    $2,195-$2,320
                    matrix                                                           kit, RS-422 kit, acoustic
                                                                                     cover, pedestal and paper
                                                                                     handling options

 885 Series         9 wire serial   300 cps           80 column, heavy duty          barcode kit, current loop    $2,295-$2,420
                    matrix                            printer                        kit, RS-422 kit, acoustic
                                                                                     cover, pedestal and paper
                                                                                     handling options

 3400 Series        9, 18 or 24     400 to 840 cps    mid-range and high-speed       paper handling options,      $1,395-$2,995
                    wire serial                       network printers, advanced     colorkit and pedestal
                    matrix                            paper handling to include
                                                      dual tractors and auto
                                                      sheet feeder, postnet and
                                                      bar codes, with automatic
                                                      switching serial (parallel
                                                      interface)

 3405 Series        18 wire          400 cps          80 column, tabletop, heavy     barcode conversion kit,      $2,079
                    serial matrix                     duty printer ideal for         pedestal and paper
                                                      small footprint applications   handling options


 3500 Series (I)    9, 18 or 24     400-840 cps       designed for attachment to     paper handling options,      $2,195 - $3,595
                    wire                              IBM 3270 controllers (coax     colorkit and pedestal
                    serial matrix                     )and IBM AS/400 (twinax)
                                                      with additional
                                                      autoswitching parallel
                                                      interface, dual tractors
                                                      and sheet feeder and
                                                      resident bar codes

 8900 Series        18 wire         400 cps           heavy duty, mid-range          bar code and font kits,      $2,345-$2,859
                    serial matrix                     printers with the ability      DEC LA 120 emulation,
                                                      to print on 9-part forms       RS-422 kit, current loop
                                                                                     kit, MacAdapter kit,
                                                                                     acoustic cover, pedestal
                                                                                     and paper handling
                                                                                     options

 3800 Series        18 wire         600 cps           high-speed, heavy duty,        QMS /IGP graphics,           $2,125 - $3,168
                    serial matrix                     network printer, advanced      RS-422 kit, pedestal and
                                                      paper handling and             paper handling options
                                                      single/dual path, POSTNET
                                                      and bar codes

 3900 Series        18 wire         600 cps           designed for attachment to     pedestal and paper           $2,999 - $4,155
                    serial matrix                     IBM 3270 controllers (coax)    handling options
                                                      and IBM Systems 3X or
                                                      AS/400 (twinax),
                                                      high-speed, advanced paper
                                                      handling, bar codes and
                                                      IPDS

 IMPACT-LINE
 4490 Series        shuttle         1400 lpm        heavy-duty cycle,                additional fonts and         $10,158 - $10,658
                    matrix line                     maintenance free features,       paper motion detector,
                    printer                         advanced paper handling,         QMS/IGP graphics
                                                    graphics and bar codes

 4590 Series        shuttle         1400 lpm        designed for attachment to       additional fonts and         $11,158 - $11,658
                    matrix line                     IBM 3270 controllers             paper motion detector,
                    printer                         (coax), IBM Systems 3X or        QMS/IGP graphics
                                                    AS/400 (twinax) and bar
                                                    codes

 4800 Series        shuttle         400 to 800 lpm  reliable, low cost of            QMS & IGP graphics           $5,995 - $8,995
                    matrix line                     ownership, printer designed      IBM twinax and coax
                    printer                         for connectivity to
                                                    Ethernet, TCP/IP, Token
                                                    Ring, AT&T SSI and LANS

 4900 Series        shuttle         400 to 800 lpm  designed for attachment to       additional fonts             $7,047 - $10,290
                    matrix line                     IBM 3270 controllers             QMS/IGP bar codes
                    printer                         (coax), IBM Systems 3X or
                                                    AS/400 (twinax), bar codes
                                                    and IPDS

 NONIMPACT  LINE
 7612 Series        laser           12 ppm          desktop, network and             versatile input/output       $1,649
                    printers                        multiuser environments, high     paper handling devices and
                                                    resolution, multiple resident    duplexing
                                                    fonts, PostScript level 2 &
                                                    PCL5E compatible. Supports
                                                    various paper sizes.

 7900 Series        laser           10 to 16 ppm    multiuser, IBM client server     MarkNet internal network     $2,582 - $5,665
                    printers                        environments, full IBM 4028      adapter connects up to 18
                                                    IPDS emulation, PCL5E &          different operating
                                                    Postscript Level 2 compatible    systems, versatile
                                                    up to 1200 dpi, bar codes,       input/output paper
                                                    labels, graphics, electronic     handling devices and
                                                    forms.                           duplexing, various memory
                                                                                     options

 7930/40 Series     page printers   30 to 40 ppm    multi-user materials, IBM        network connectivity         $16,900 - $35,333
                    (LED array)                     client server environments,      options, printer cabinet,
                                                    full IBM 4028 IPDS emulation,    high capacity paper
                                                    PCL5E and PostScript Level 2     handling options
                                                    compatible, hard drive for
                                                    software upgradability and
                                                    storage of forms and fonts

 6000 Series        thermal         2 to 8          full range of bar code and       additional memory,           $705 -  $6,560
                    transfer and    inches per      label printers designed for      emulations,  and media
                    direct          second          portable, desktop and            handling
                    thermal                         industrial environments
                    printers


 TRAVEL INDUSTRY
 PRODUCTS LINE

 BT201e             Direct          4.9             Airlines baggage tag and          memory                      $2138
                    thermal         inches/sec.     boarding pass thermal printer

 GR122              Magnetic        N/A             Decodes magnetic data from        pedestal                    $4605
                    coupon          (not a          ATB format coupons                2nd display
                    decoder         printer)

 895e               9 wire serial   300 CPS         Impact printing of TAT and          bar code scanner          $1763 - $3638
                    matrix                          ATB format pin fed stock

 ATB1600            Direct          40              Thermal printing to magnetic        memory                    $5922 - $6700
                    thermal         coupons/min.    encoding/decoding of ATB            modem
                                                    format coupons

 ATB1800            Thermal         40              Direct thermal and thermal          memory                    $6488 - $7225
                    transfer &      coupons/min.    transfer printing magnetic          modem
                    direct                          encoding/decoding of ATB
                    thermal                         format coupons

 ATB2000            Electro-        40              Toner based printing,               memory                    $6619 - $8031
                    photographic    coupons/min.    magnetic printing, magnetic         modem
                    (laser)                         encoding/decoding of ATB
                                                    format non-thermal coupons

The following are trademarks or registered trademarks of their respective companies:

DEC of Digital Equipment Corporation; Geniscript of GENICOM Corporation; IBM and IBM Proprinter of International Business Machines Corporation; PCL5 & PCL5E of Hewlett-Packard Company, Postscript of Adobe Systems, Inc.

Definitions: cps-characters per second, lpm-lines per minute, ppm-pages per minute

(1) Volume shipments for these products began in 1996.

Relay Products

The Company offers a line of relays that are used principally in signal switching applications requiring high functional reliability and product quality and are sold primarily for aerospace and defense applications, automatic test equipment applications and, to a lesser extent, communication, industrial control and transportation control applications. GENICOM believes that its certified and proprietary designs should enable it to continue to participate in future major space and weapons programs. Relay revenues have declined since 1990 due to decreased spending by defense contractors. There are relatively few competitors in the relay market that GENICOM serves. Relay revenues, as a percentage of total revenues, were 4.5%, 4.0%, and 6.4% in 1996, 1995 and 1994, respectively. The Company is currently negotiating for the sale of this product family.

Manufacturing

Document Solutions products are manufactured and assembled primarily at facilities in Reynosa, Mexico and McAllen, Texas under an agreement with Atlantic Design Company ("ADC") and to a lesser extent at the Company's facility in Waynesboro, Virginia. The Reynosa facility assembles certain impact printer product lines and produces printed circuit boards, high-speed matrix printheads, ribbon cartridges and a variety of conventional electromechanical assemblies. The Waynesboro facility is used primarily for
depot repair and relay manufacturing.   In conjunction with the Company's
acquisition of Texas Instruments' worldwide printer business as of September 30, 1996, the Company entered into an agreement with Texas Instruments pursuant to which Texas Instruments will continue to manufacture certain printer products for an interim period not to exceed nine months.

In December of 1995, the Company entered into a five year agreement which was extended an additional year in June 1996 (renewable annually after 6 years) with Atlantic Design Company, a subsidiary of Ogden Services Corporation, pursuant to which ADC acquired the Company's manufacturing operations in McAllen, Texas and Reynosa, Mexico. Under the agreement, ADC is committed to manufacturing substantially all of the Company's impact printer products, printed circuit boards, related supplies and spare parts, while the Company retains design, intellectual and distribution rights with respect thereto. As part of the Texas Instruments acquisition, the Company entered into an agreement with ADC pursuant to which ADC would manufacture the products acquired from Texas Instruments and to assist in the transition of the manufacturing functions from Texas Instruments.

Ogden Services Corporation is attempting to divest ADC. The Company's contract with ADC contains a clause requiring GENICOM's consent to the sale, which such consent cannot be unreasonably withheld. The Company is currently evaluating this situation as well as the ongoing performance of ADC under the agreement.

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

GENICOM markets its products and services through several domestic and international channels. GENICOM's distribution channels consist of (i) national and regional distributors who sell to value added resellers ("VARs"), dealers and end users, and (ii) a direct sales force which sells to OEMs, end users and value added resellers and dealers.

Most printers are available in several standard models, enabling Document Solutions to serve a wide range of customer requirements. A combination of accessories satisfies various printing applications. In addition, standard models are customized for OEMs and end users using GENICOM's engineering design capabilities. No customer accounted for more than 10% of GENICOM's total sales in 1996.

GENICOM maintains international sales and marketing subsidiaries in Australia, Canada, Sweden, Belgium, France, Germany, Italy and the United Kingdom. These subsidiaries offer GENICOM products and services to distributors, small OEMs, system houses, VARs and retail dealers in over 66 countries in primarily local currencies. See "Business Segment and Geographic Information."

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

Competitive factors within the printer market include price, performance, reliability, cost of ownership, versatility, ease of maintenance, applications solutions support, after-sales service and support and marketing channels. As the computer industry continues to move toward product standardization and relies less on proprietary designs, GENICOM will be challenged to continue to differentiate its products based on these competitive factors. The Company believes that its ability to maintain a competitive market position depends on the following: development of applications solutions to customer needs, continued growth of nonimpact printer technologies, sustained migration to shared printing environments, effective channels to market, continued enhancement of the Company's product line and improvements in the Company's productivity. To enhance its competitive position in the impact and nonimpact market, the Company purchased the printer assets of Texas Instruments on September 30, 1996. The addition of Texas Instruments' printer and supplies business complements GENICOM's current product offerings, globally expands its customer base and, broadens the Company's offerings in the travel industry. The addition of travel related products provides the Company with a broad family of impact and nonimpact products targeted at specific applications such as itinerary confirmation, ticketing, bag tag and boarding automation.
The Company has further expanded its nonimpact printer product line with the introduction of thermal bar coding products as complementary offerings to its impact bar coding products.

The Company believes that the market for impact printers has largely shifted to shared-resource, application-specific environments such as bar coding and multipart forms. As this occurs, the Company is narrowing its focus to these niche markets, de-emphasizing or discontinuing low-end offerings and channeling resources to markets where growth potential is greatest. As the market for this technology has declined, the Company is also focusing on the replacement market. By addressing connectivity issues and applications such as industrial graphics and labels, the Company has designed products which appeal to the existing user base as well as new customers. Impact printers continue to meet customer application needs not yet satisfied by nonimpact technologies, in such areas as multipart forms, high-volume reliability and low cost ownership.

                                    GENERAL

ENVIRONMENTAL MATTERS

As a result of manufacturing processes, the Company generated and managed hazardous wastes at its facilities. The Company does not believe that compliance with Federal, State and local regulations will have a material effect on its capital expenditures, financial condition or results of operations. See "Legal Proceedings."

BACKLOG

The Company's order backlog at December 29, 1996 was approximately $56.7 million, compared with approximately $47.5 million at December 31, 1995. GENICOM's reportable backlog reflects only fixed-price contracts for all orders associated with service, systems integration and those orders for printers, spare parts and supplies for which a delivery date within approximately six months has been specified by the customer. The Company expects to ship substantially all printer, spares and supplies orders in reported backlog within fiscal year 1997. The Company normally experiences lower sales each year in its third quarter due to European holidays.

GENICOM's working capital practices are consistent with the working capital practices of the printer and service industry. GENICOM's customer payment terms generally require invoices to be paid within thirty days of the date of issue.

ENGINEERING, RESEARCH AND PRODUCT DEVELOPMENT

GENICOM incurs engineering, research and product development costs for the following purposes: development of new products; applications solutions development; modification, enhancement and achievement of cost reductions for existing product lines; customization of products for OEMs; market research; and development of process inspection criteria to ensure new products are built to specification. GENICOM's expenditures for engineering, research and product development were $8.5 million, $8.4 million, and $7.7 million in 1996, 1995 and 1994, respectively. In 1996, 1995, and 1994 the Company expended 4.7%, 5.0%, and 4.6% of products revenue, respectively, in engineering, research and product development.

GENICOM maintains in-house capabilities and facilities available to support its engineering and design activities. The Company also engages a number of highly specialized independent firms to supplement its own engineering capabilities and to design certain software and components for its products.

PROPRIETARY RIGHTS

GENICOM relies on patent, copyright and trade secret laws to protect its proprietary and technology rights. GENICOM obtained certain patents, licenses and cross-licenses when it acquired the Data Communication Products Business Department from General Electric Company (collectively "G.E.") in 1983, when it acquired the Printer related assets of Ekco Group, Inc. (formerly Centronics Data Computer Corporation, "Centronics") in 1987, and when it acquired Harris Adacom Network Services, Inc. and Printer Systems Corporation in 1995, as well as Texas Instruments' printer business which the Company acquired in 1996. GENICOM continues to patent certain developments, holds certain patents pending and retains numerous patents expiring at various times between 1996 and 2012. In addition, the Company has a cross-licensing agreement with IBM that expires 17 years after the date of issue of certain patents pending prior to January 1, 1991.

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

GENICOM's Document Solutions strategic business unit specializes in raster imaging technology and has numerous related patents and trademarks which the Company expects to assist in GENICOM's continued penetration into the nonimpact market in 1997.

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

In 1996, GENICOM procured 64% of its total inventory purchases from ADC pursuant to the agreement. No other supplier accounted for a significant portion of GENICOM's total 1996 purchases. In 1995, GENICOM purchased 16% of its total purchases from TEC Corporation which supplied the Company with certain nonimpact printer products. In December 1995, the Company entered into a five year, later extended an additional year, agreement with ADC pursuant to which ADC took over the Company's manufacturing operations and employees in McAllen, Texas and Reynosa, Mexico. ADC is committed to manufacturing all of the Company's impact printer products, printed circuit boards, related supplies and spare parts (See "Management's Discussion and Analysis").

EMPLOYEES

As of December 29, 1996, the Company and its subsidiaries employed 1,671 employees. The Company believes its relations with its employees are satisfactory.

The Company's production and maintenance employees at its Waynesboro facility are represented by the United Electrical, Radio and Machine Workers of America Local 124, under a collective bargaining agreement which expires in July 1999. Some of these employees will be affected by the relocation of the Waynesboro depot to Louisville, Kentucky.

ITEM 2. PROPERTIES

The following table sets forth certain information with respect to the Company's owned or leased property as of December 29, 1996:

                                                                      SQUARE         OWNED OR         YEAR LEASE
 LOCATION                     PRINCIPAL USES                           FEET           LEASED            EXPIRES
=========================    ====================================  ============   ==============    ==============
 Bedford, MA                  Service                                  53,000         Leased             1997
 Chantilly, VA                Corporate Headquarters                   23,000         Leased             1998
 Waynesboro, VA               Service, Manufacturing, Office          377,000          Owned              --
 Jeffersontown, KY            Service                                  66,000         Leased             1997
 McAllen, TX (1)              Distribution                             37,500         Leased             1997
 Bedford, MA                  Service                                  80,000         Leased             1998
 New Carrollton, TX           Service                                 105,000         Leased             2002

(1) This facility is currently being subleased by Atlantic Design Company as part of the manufacturing agreement mentioned above.

GENICOM's leased property is occupied under standard industrial and commercial leases. Each lease generally contains an optional renewal provision.

ITEM 3.  LEGAL PROCEEDINGS

The Company and the former owner of its Waynesboro, Virginia facility, General Electric Company ("G.E."), have generated and managed hazardous wastes at the facility for many years as a result of their use of certain materials in manufacturing processes. The Company and the United States Environmental Protection Agency ("EPA") have agreed to a corrective action consent order (the "Order"), which became effective on September 14, 1990. The Order requires the Company to undertake an investigation of solid waste management units at its Waynesboro, Virginia facility and to conduct a study of any necessary corrective measures that may be required. The investigative work under the Order is expected to be completed by December 1997. Although not required by the Order, the Company has agreed to install and operate an interim ground water stabilization system, subject to EPA approval of the system design. The interim groundwater stabilization program may be chosen as the final remedy for the site, or additional corrective measures may eventually be required. It is not possible to reliably estimate the costs that any such possible additional corrective measures would entail. However, if additional corrective measures are required, the Company expects that it will enter into discussion with EPA concerning their scope and a further order for that purpose.

The Company has been notified by the EPA that it is one of 700 potentially responsible parties ("PRPs") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, for necessary corrective action at a hazardous waste disposal site in Greer, South Carolina. In prior years, the Company arranged for the transportation of wastes to the site for treatment or disposal. During 1995, the PRPs entered into an administrative consent order with EPA under which they will undertake a remedial investigation and feasibility study which is currently underway.

The Company has been named as a defendant in an Original Petition and Petition for Injunctive Relief filed in August 1995 which alleges that the Company and certain other defendants are strictly liable for damages allegedly suffered by the plaintiffs as a result of contamination of groundwater at the Linn-Faysville Aquifer, in Texas, due to the disposal of dangerous products and materials at a landfill which is alleged to be the source of the contamination. There is currently a settlement pending on this matter. The Company is fully reserved for costs associated with this including attorney fees and settlement.

In 1996, the Company recorded a reserve for the above mentioned actions other than for additional corrective measures equal to its best estimate of the liability associated with its share of the costs. In the future there may be other costs of investigation and any corrective action that may be required are not likely to have a material effect upon the financial condition, results of operations or liquidity of the Company.

During the third quarter of 1996, the Company accrued $1.5 million associated with environmental charges. The environmental charge is the Company's best estimate of remaining costs associated with certain environmental matters including $0.6 million for pond closure and monitoring for ten years at the Company's Waynesboro, Virginia facility and $0.9 million for litigation costs associated with the Linns-Faysville Aquifer in Texas.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the Company's executive officers as of December 29, 1996:

 NAME                          AGE        TITLE
===========================   ========  ========================================================================
 Paul T. Winn                    52         Director, President and Chief Executive Officer
 James C. Gale                   54         Senior Vice President Finance and Chief Financial Officer
 Raymond D. Stapleton            57         Senior Vice President, Marketing and Sales, Enterprising Service
                                            Solutions Company
 Karen M. Morinelli              41         Vice President, Human Resources
 B. Garrett Buttner              48         Vice President and General Manager, Annuities
 Harold L. McIlroy               58         Vice President, Operations and General Manager, Relays
 Arthur D. Gallo                 54         Corporate Vice President and General Manager, Document Solutions Company
 Michael J. Shelor               48         Offsite Services Vice President and General Manager, Enterprising Service
                                            Solutions Company
 Michel Du Rang                  50         Vice President and General Manager, International Subsidiaries

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

Mr. Stapleton became Senior Vice President, Marketing and Sales, Enterprising Service Solutions in October 1996 after serving the Company and its predecessor, G.E., in various capacities for 30 years.

Ms. Morinelli was appointed Vice President, Human Resources in December 1996. Previously Ms. Morinelli was employed by Brown and Williamson for two years and two years with Charlotte County. Prior to that Ms. Morinelli was an attorney in private practice specializing in employment law.

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

Mr. Arthur D. Gallo was appointed Corporate Vice President and General Manager, Document Solutions Company in November 1995 after having been the President of Printer Systems Corporation since 1985.

Mr. Shelor was appointed Offsite Services Vice President and General Manager, Enterprising Service Solutions Company in November 1995 after serving the Company and its predecessor, G.E., in various operating positions since 1969.

Mr. Du Rang was appointed Vice President and General Manager, International Subsidiaries in September 1996 after 25 years with Texas Instruments.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

Stock Trading:

GENICOM's common stock is quoted and traded on the Nasdaq National Market System (Symbol: GECM). As of January 31, 1997 there were approximately 661 shareholders of record. The following table sets forth, for the periods indicated, the high and low closing prices per share of GENICOM common stock as reported by Nasdaq:


                             1996                                    1995
                -------------------------------        -------------------------------
                     HIGH            LOW                     High            Low
First Quarter   $       6 3/8   $       4 1/2           $       2 7/8   $       2
Second Quarter          7 1/8           4 1/4                   4 3/4         2 1/8
Third Quarter           5 1/4             4                     5 7/8         4 1/8
Fourth Quarter          5 1/8           3 3/8                   5 3/8           4

Additionally, GENICOM has not paid a cash dividend on its common stock. The Company's current financing agreement with NationsBank, as agent for a group of banks, prohibits the payment of dividends thus the Company does not anticipate paying cash dividends in the forseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

The information is set forth below:


GENICOM CORPORATION AND SUBSIDIARIES
FIVE YEAR FINANCIAL HISTORY (UNAUDITED)

Fiscal year, (1)                                      1996              1995            1994          1993            1992
                                                   -------------    -------------   -------------   ------------  --------------
(In thousands, except per share and other data)

INCOME STATEMENT DATA:

Revenues                                           $    303,258     $    294,052    $    233,797    $   221,865   $     222,692
Operating costs and expenses (2)                        300,054          278,874         224,629        219,220         214,176
                                                   -------------    -------------   -------------   ------------  --------------

Operating income                                          3,204           15,178           9,168          2,645           8,516
Interest expense, net                                     4,903            7,741           7,458          7,559           7,742
Other income (3)                                            122                            1,908          1,741
                                                   -------------    -------------   -------------   ------------  --------------

(Loss) income before income taxes and
   extraordinary items                                   (1,577)           7,437           3,618         (3,173)            774
Income tax (benefit) expense                             (3,658)           1,285           1,048             56             450
                                                   -------------    -------------   -------------   ------------  --------------

Income (loss) before extraordinary items                  2,081            6,152           2,570         (3,229)            324
Extraordinary (loss) gain (4)                              (422)                                                          1,273
                                                   -------------    -------------   -------------   ------------  --------------

Net income (loss)                                  $      1,659     $      6,152    $      2,570    $    (3,229)  $       1,597
                                                   =============    =============   =============   ============  ==============

Earnings (loss) per share (fully diluted):
   Income (loss) before extraordinary items        $       0.17     $       0.51    $       0.23    $     (0.30)  $        0.03
   Extraordinary (loss) gain                              (0.03)                                                           0.12
                                                   -------------    -------------   -------------   ------------  --------------

Net income (loss)                                  $       0.14     $       0.51    $       0.23    $     (0.30)  $        0.15
                                                   =============    =============   =============   ============  ==============

Weighted average shares (fully diluted)                  12,168           12,056          11,416         10,621          10,833
                                                   =============    =============   =============   ============  ==============

BALANCE SHEET DATA:

  Working capital                                  $     36,091     $     34,530    $     40,780    $    33,642   $      54,915
  Total assets                                          186,079          161,539         127,267        141,159         146,806
  Total debt obligations                                 54,553           51,544          47,563         69,020          69,311
  Stockholders' equity                                   37,591           34,533          28,083         24,575          28,524

OTHER DATA:

Employees (5)                                             1,671            1,638           2,382          2,147           2,488
Price range per common share:
  Low                                              $      3 3/8     $      2        $      1        $     1 1/8   $         7/8
  High                                                    7 1/8            5 7/8           3 1/4          3 1/2            2


(1) The Company's fiscal year ends on the Sunday nearest December 31. Accordingly, the Company is reporting for 52-week periods for all years presented, except for fiscal year 1992 which is a 53-week period.

(2) Includes restructuring costs of $1.0 million in 1993. In addition, includes $1.2 million for acquisition related charges in 1995. In 1996, the Company recognized $5.7 million for restructuring and environmental charges and $1.5 million gain on the sale of its Mexican subsidiary.

(3) The company recognized a gain of $0.9 million and $1.7 million from the sale of its investment in a Belgian printer development and manufacturing company in 1994 and 1993, respectively. The Company also recognized a gain of $1.0 million on the early extinguishment of $9.2 million principal amount of its Senior Securities Subordinated Notes in 1994.

(4) The Company recognized extraordinary gains of $1.3 million, net of taxes of $0.1 million, on the early extinguishment of $4.0 million principal amount of it Senior Subordinated Notes in 1992. In 1996, the Company recognized an extraordinary loss on extinguishment of the balance of its notes of $0.4 million, net of $0.3 million of taxes.

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

NET REVENUE

For 1996, revenues were $303.3 million, an increase of 3.1% from 1995. The increase in revenue resulted principally from the acquisition of the Texas Instruments printer business as of September 30, 1996, which added approximately $21.5 million in sales to the Company for the year. The Document Solutions company's total revenue, excluding relays, was $169.1 million, an increase of 9.2%, principally attributable to the Texas Instruments acquisition. For Enterprising Service Solutions company, revenue declined $7.0 million to $120.6 million. This decline resulted primarily from of a decline in the U.S. systems integration business that had benefited from a large contract with NASDAQ in 1995 and declining legacy business which offset revenue increases from multivendor services. Relay revenues were $13.6 million, an increase of $1.9 million from 1995. Total consolidated revenue was $294.0 million and $233.8 million for the fiscal years ending December 31, 1995 and January 1, 1995, respectively.

For the fiscal year ending December 31, 1995, revenue was 25.8% higher than for the fiscal year ending January 1, 1995. The increase in revenue for 1995 was primarily attributable to service revenue which reflected the first quarter 1995 acquisition of Harris Adacom Network Services, Inc. Relay revenues decreased $3.4 million in 1995 as compared to 1994.

ORDER BACKLOG

Order backlog was $56.7 million at December 29, 1996, an increase of $9.2 million or 19.4% from December 31, 1995. Order backlog decreased $1.4 million or 2.8% in 1995 as compared with 1994. The increase in order backlog in 1996 is primarily attributable to printers with a slight increase for services. The backlog reflects only fixed-price contracts for all orders associated with relays, service, systems integration and those orders for printers, spare parts and supplies for which a delivery date within approximately six months has been specified by the customer. The Company's backlog as of any particular date should not be the sole measurement used in determining sales for any future period.

GROSS MARGIN

Gross margin, as a percentage of revenue, declined in 1996 as compared to 1995 due to several factors primarily the effect of declining legacy service business causing, among other things, fixed costs associated with the Bedford depot which performed the majority of this work to be absorbed by the Company, the decapitalization of costs associated with inventory transferred to Atlantic Design pursuant to the outsourcing agreement, the impact on operating efficiency of heavy snowfall in January 1996 at the service depots in Virginia and Massachusetts and lower margins associated with certain products acquired from Texas Instruments. In 1995 gross margin increased slightly as compared to 1994 due to an improvement in sales of higher margin printer products.

OPERATING EXPENSES

Operating expenses in 1996 increased in actual dollars and as a percentage of revenue over 1995. The increased expenses were primarily attributable to costs associated with the integration of the Texas Instruments printer business and increased MIS costs as a result of the outsourcing of this business function. The increase was partially offset by management's focus on cost controls. In addition, in the third quarter of 1996, the Company accrued $1.5 million associated with environmental charges and $4.2 million for restructuring the worldwide service business. In July 1996, the Company reached a ten year agreement with Electronic Data Systems ("EDS") to outsource its information systems and data processing activities. Outsourcing of the MIS function is directed at a long-term plan to upgrade systems and technology skills base which the Company believes is necessary for the Company to remain competitive. Under the agreement, EDS will operate and service the Company's systems as well as design, install and service new business systems and global networks. The agreement has an average base cost to the Company of $4.3 million per year.
The environmental charge mentioned is the Company's present best estimate of the remaining costs associated with certain environmental matters (see "Environmental Matters"). The restructuring charge for the service business involves among other things, costs to facilitate the establishment of the Company's new depot in Louisville, Kentucky, the consolidation of the depots in Waynesboro, Virginia and Bedford, Massachusetts and other changes in the delivery of services by the Enterprising Service Solutions company.

Operating expenses in 1995 as compared with 1994 increased overall but declined as a percentage of revenue, due to the business growth as well as the result of the Company's acquisition of Harris Adacom Network Services, Inc. This comparison was affected by a $1.2 million non recurring charge in the second quarter of 1995 for costs representing a proposed acquisition which was terminated and non-capitalized costs associated with the two acquisitions in 1995.

OPERATING INCOME

The Company's operating income decreased $12.0 million in 1996 as compared to 1995 as a result of the increased costs and the declining legacy and network integration revenues mentioned above as well as restructuring and environmental reserves partially offset by the Mexican gain. Operating income increased $6.0 million in 1995 compared to 1994 as a result of increased revenues associated with the acquisitions of Harris Adacom Network Services and Printer Systems Corporation.

INTEREST EXPENSE

Interest expense decreased 36.7% or $2.8 million in 1996 as compared to 1995 as a result of the retirement of the Company's outstanding 12.5% senior subordinated notes in February 1996 and the refinancing of the Company's credit facility through NationsBank of Texas, N.A., as agent for a group of banks in January 1996 (see" Liquidity and Capital Resources").

The increase in interest expense of $0.3 million or 3.8% from 1994 to 1995 reflected increased borrowings by the Company under its senior credit facilities necessitated by the

1995 acquisitions and increased working capital requirements to support higher business activity.

OTHER INCOME

The Company had no material other income in 1996 or 1995. In 1994, the Company recognized a pre-tax gain of $0.9 million on the sale of its remaining investment in Xeikon N.V., ("Xeikon"), a Belgian printer development and manufacturing company and an additional pre-tax gain of $1.0 million from the repurchase of the Company's senior subordinated notes.

INCOME TAX

The Company's effective income tax rate for fiscal year 1996 was (232.2)% compared with 17.3% and 29.0% for fiscal years 1995 and 1994, respectively. The rate in 1996 was affected by reversal of the balance of the U.S. valuation allowance associated with the Company's deferred tax assets including certain net operating loss carryforwards. Such assets were previously fully reserved due to uncertainties regarding their ultimate recoverability. The benefits were recorded in 1996 and 1995 based upon management's estimates of amounts which are expected to be recoverable through future earnings or reversals of temporary differences.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased to $36.1 million in 1996 as compared to $34.5 million in 1995. The 1996 increase was primarily the result of miscellaneous changes in working capital. The Company's current ratio was 1.4 to 1 at the end of fiscal year 1996 compared to 1.5 to 1 at the end of fiscal year 1995. Cash and cash equivalents increased $1.6 million since December
31, 1995.

Net cash generated by operations was $33.1 million during 1996. The major source of cash was earnings, depreciation and amortization in addition to accruals for restructuring and environmental charges and inventory reduction excluding the impact of the Texas Instruments acquisition.

During 1996, the Company invested $26.4 million through the acquisition of Texas Instruments' printer business (see "Notes to Consolidated Financial Statements") and in capital expenditures required to support operations. The Company does not have any material commitments of funds for capital expenditures other than to support the current level of operations and installation of the new business systems and global networks previously mentioned. With regards to restructuring of the service business, the Company plans to spend approximately $5.7 million in cash in 1997. The Company recorded approximately $10 million of goodwill as a consequence of the Texas Instruments acquisition.

In 1996, the Company retired $36.4 million of its notes as part of the refinancing with NationsBank (see "Other Matters").

Texas Instruments financed part of the Company's acquisition of the Texas Instruments printer business with a note of approximately $9 million payable in two years (see "Notes to Consolidated Financial Statements").

In December 1995, the Company received $14.5 million as a result of its agreement with Atlantic Design Company, a subsidiary of Ogden Services Corporation, ("ADC") (see "Other Matters"). Of the proceeds, $3.0 million was payment for machinery and equipment which was sold to ADC and $11.5 million was related to the transfer of inventory to ADC. The Company recognized in its financial statements the inventory of $12.3 million associated with the ADC agreement and a corresponding account payable of $10.5 million as of December 31, 1995. As of the end of 1996, this inventory was $0.7 million for which the Company was fully reserved. In addition, $0.7 million is included in accounts payable related to this inventory.

ENVIRONMENTAL MATTERS

The Company and the former owner of its Waynesboro, Virginia facility, General Electric Company ("G.E."), have generated and managed hazardous wastes at the facility for many years as a result of their use of certain materials in manufacturing processes. The Company and the United States Environmental Protection Agency ("EPA") have agreed to a corrective action consent order (the "Order"), which became effective on September 14, 1990. The Order requires the Company to undertake an investigation of solid waste management units at its Waynesboro, Virginia facility and to conduct a study of any necessary corrective measures that may be required. The investigative work under the Order is expected to be completed by December 1997. Although not required by the Order, the Company has agreed to install and operate an interim ground water stabilization system, subject to EPA approval of the system design. The interim groundwater stabilization program may be chosen as the final remedy for the site, or additional corrective measures may eventually be required. It is not possible to reliably estimate the costs that any such possible additional corrective measures would entail. However, if additional corrective measures are required, the Company expects that it will enter into discussion with EPA concerning their scope and a further order for that purpose.

The Company has been notified by the EPA that it is one of 700 potentially responsible parties ("PRPs") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, for necessary corrective action at a hazardous waste disposal site in Greer, South Carolina. In prior years, the Company arranged for the transportation of wastes to the site for treatment or disposal. During 1995, the PRPs entered into an administrative consent order with EPA under which they will undertake a remedial investigation and feasibility study which is currently underway.

The Company has been named as a defendant in an Original Petition and Petition for Injunctive Relief filed in August 1995 which alleges that the Company and certain other defendants are strictly liable for damages allegedly suffered by the plaintiffs as a result of contamination of groundwater at the Linn-Faysville Aquifer, in Texas, due to the disposal of dangerous products and materials at a landfill which is alleged to be the source of the contamination. There is currently a settlement pending on this matter. The Company is fully reserved for costs associated with this including attorney fees and settlement.

In 1996, the Company recorded a reserve for the above mentioned actions other than for additional corrective measures equal to its best estimate of the liability associated with its share of the costs. In the future there may be other costs of investigation and any corrective action that may be required are not likely to have a material effect upon the financial condition, results of operations or liquidity of the Company.

During the third quarter of 1996, the Company accrued $1.5 million associated with environmental charges. The environmental charge is the Company's best estimate of remaining costs associated with certain environmental matters including $0.6 million for pond closure and monitoring for ten years at the Company's Waynesboro, Virginia facility and $0.9 million for litigation costs associated with the Linns-Faysville Aquifer in Texas.

OTHER MATTERS

On January 12, 1996, the Company reached an agreement with NationsBank of Texas, N.A., as agent for a group of banks, ("NationsBank") on $75 million of credit facilities. Under the agreement, NationsBank is providing a $35 million revolving credit facility and two term loans totaling $40 million. In a separate transaction, the Company entered into an interest rate swap arrangement with NationsBank which fixes the interest rate for five years on a substantial portion of the debt. The fixed rate at the time the agreement was executed averaged 8.25%. In May 1996, the Company renegotiated the term of the interest rate swap, decreasing the term from five to three years. As a result of the term change, the Company received a payment of $530,000 resulting in a gain which is being amortized to income over the remaining life of the Company term loans. On September 30, 1996, the Company amended the credit facilities. This amendment redefined the financial covenants, adjusted the interest rates as well as principal payments under the agreement. As of December 29, 1996, the Company had $20.9 million available for borrowing under the revolving credit facility. Required principal payments on the term and Texas Instruments loans are $4.2 million in 1997, $12.6 million in 1998, $4.6 million in 1999, $4.2 million in 2000 and $7.7 million in 2001.

The Company used borrowing under this credit agreement to retire all the debt associated with its former credit agreement with CIT and to retire all of the Company's outstanding senior subordinated notes.

At the end of June 1996, the Company sold the stock of its Mexican subsidiary, whose principal asset was a building in Reynosa, Mexico, receiving net proceeds of $3.5 million and recognizing a gain of $1.5 million.

In December 1995, the Company entered into a five year agreement which was extended an additional year in June 1996 (renewable annually after 6 years) with Atlantic Design Company, a subsidiary of Ogden Services Corporation, ("ADC") in which ADC took over the Company's manufacturing operations and employees in McAllen, Texas and Reynosa, Mexico. The agreement is automatically renewed unless notice is given. ADC is committed to manufacturing all of the Company's impact printer products, printed circuit boards, related supplies and spare parts. The Company will retain design, intellectual and distribution rights. As part of this agreement, the Company will be a preferred provider of impact and page printers and multivendor information technologies service to Ogden Services Corporation. As part of the agreement, the Company agreed to purchase from ADC at least $54 million of product by April 1997, a commitment the Company has already fulfilled.

Ogden Services Corporation is attempting to divest ADC. The Company's contract with ADC contains a clause requiring GENICOM's consent to the sale, which such consent cannot be unreasonably withheld. The Company is currently evaluating this situation as well as the ongoing performance of ADC under the agreement.

In 1996, SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" became effective. Adoption of this standard did not have a material impact on the financial condition, results of operations or liquidity of the Company. SFAS No. 123 "Accounting for Stock-Based Compensation" was not adopted by the Company for accounting purposes, however, the Company is required to disclose the effects of this pronouncement on a pro forma basis.

This annual report on Form 10-K for the year ended December 29, 1996 as well as other public documents of the Company contain forward-looking statements which involve risks and uncertainties. The Company's actual results may differ materially from those discussed in such forward-looking statements. Terms such as "believes", "expects", "plans", "intends", "estimates" or "anticipates", and variations of such words and similar expressions are intended to identify such forward looking statements. In addition to factors that may be described in the Company's filings with the Securities and Exchange Commission, including this filing, the following factors, among others, could cause the Company's results to differ materially from those expressed in any forward-looking statements made by the Company: changes in hardware and software technology, changing economic conditions in the North American and Western European markets, the anticipation of growth of certain market segments and the positioning of the Company's products and services in those segments, selective service customers whose business is declining, seasonality in the buying cycles of certain of the Company's customers, the timing of product announcements, the release of new or enhanced products and services, the introduction of competitive products and services by existing or new competitors, access to and development of product rights and technologies, disruption in the ability of ADC to maintain its production commitments to the Company, the management of growth, the integration of acquisitions, including but not limited to the Company's acquisition of the Texas Instruments printer business as of September 30, 1996, the transitioning of the Bedford and Waynesboro depots to Louisville, Kentucky, GENICOM's ability to retain highly skilled technical, managerial and sales and marketing personnel, and possible litigation related to the Company's operations, including litigation arising under various environmental laws.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      GENICOM CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                          DECEMBER 29,     December 31,        January 1,
Year Ended,                                                   1996            1995               1995
                                                         -------------     -----------     -------------
(In thousands, except per share data)
REVENUES, NET:
     Products                                            $    182,707      $  166,469      $   166,518
     Services                                                 120,551         127,583           67,279
                                                         -------------     -----------     -------------
                                                              303,258         294,052          233,797
                                                         -------------     -----------     -------------

OPERATING COSTS AND EXPENSES:
    Cost of revenues:
       Products                                               127,678          115,851         120,455
       Services                                               104,611          101,762          53,439
    Selling, general and administration                        55,079           52,780          43,015
    Engineering, research and product development               8,505            8,481           7,720
    Restructuring charges                                       4,183
    Environmental charges                                       1,479
    Gain on sale of Mexican subsidiary                         (1,481)
                                                         -------------     -----------     -------------
                                                              300,054          278,874         224,629
                                                         -------------     -----------     -------------

OPERATING INCOME                                                3,204           15,178           9,168
Interest expense, net                                           4,903            7,741           7,458
Other income                                                      122                            1,908
                                                         -------------     -----------     -------------

(LOSS) INCOME BEFORE INCOME TAXES                              (1,577)           7,437           3,618
Income tax (benefit) expense                                   (3,658)           1,285           1,048
                                                         -------------     -----------     -------------

NET INCOME BEFORE EXTRAORDINARY ITEMS                           2,081            6,152           2,570
EXTRAORDINARY ITEM - LOSS ON EXTINGUISHMENT OF
  DEBT, NET OF TAXES OF $258                                     (422)
                                                         -------------     -----------     -------------

NET INCOME                                               $      1,659      $     6,152     $     2,570
                                                         =============     ===========     =============

EARNINGS PER COMMON SHARE AND COMMON SHARE
EQUIVALENT (PRIMARY AND FULLY DILUTED):
  Income before extraordinary item                       $       0.17      $      0.51     $      0.23
  Extraordinary item                                            (0.03)
                                                         -------------     -----------     -------------
  Net income                                             $       0.14      $      0.51     $      0.23
                                                         =============     ===========     =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND
    COMMON SHARE EQUIVALENTS OUTSTANDING:

Primary                                                        12,168           12,038          11,345

Fully diluted                                                  12,168           12,056          11,416
                                                         =============     ===========     =============


The accompanying notes are an integral part of these financial statements.

                      GENICOM CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                        DECEMBER 29,          December 31,
                                                                            1996                  1995
                                                                      ---------------     ------------------
(In thousands, except share data)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                         $        5,866      $           4,271
    Accounts receivable, less allowance for
        doubtful accounts of $3,270 and $1,616                                65,404                 53,572
    Other receivables                                                          1,835                  3,767
    Inventories                                                               46,947                 43,079
    Prepaid expenses and other assets                                          5,395                  1,432
                                                                      ---------------     ------------------
        TOTAL CURRENT ASSETS                                                 125,447                106,121
Property, plant and equipment                                                 26,562                 30,896
Goodwill                                                                      27,555                 21,632
Other assets, principally intangibles                                          6,515                  2,890
                                                                      ---------------     ------------------
                                                                      $      186,079      $         161,539
                                                                      ===============     ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of long-term debt                                 $        4,222      $           7,070
    Accounts payable and accrued expenses                                     72,040                 52,910
    Deferred income                                                           13,094                 11,611
                                                                      ---------------     ------------------
        TOTAL CURRENT LIABILITIES                                             89,356                 71,591
Long-term debt, less current portion                                          50,331                 44,474
Other non-current liabilities                                                  8,801                 10,941
                                                                      ---------------     ------------------
        TOTAL LIABILITIES                                                    148,488                127,006

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Common stock, $0.01 par value; 18,000,000 shares
        authorized, 10,983,439 and 10,839,399 shares issued                      110                    108
    Additional paid-in capital                                                26,440                 26,023
    Retained earnings                                                         12,162                 10,503
    Foreign currency translation adjustment                                   (1,121)                (1,331)
    Pension liability adjustment                                                                       (770)
                                                                      ---------------     ------------------
         TOTAL STOCKHOLDERS' EQUITY                                           37,591                 34,533
                                                                      ---------------     ------------------
                                                                      $      186,079      $         161,539
                                                                      ===============     ==================

The accompanying notes are an integral part of these financial statements.

                      GENICOM CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


Year ended,                                                    DECEMBER 29,  December 31,   January 1,
(In thousands)                                                     1996          1995          1995
                                                             -------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                               $       1,659  $      6,152  $      2,570
    Adjustments to reconcile net income to cash provided
      by operating activities:
        Depreciation                                                14,166        13,981         9,374
        Amortization                                                 3,706         4,125         3,149
        Loss (gain) on early extinguishment of notes                   422                      (1,009)
        Gain on sale of Genicom de Mexico                           (1,481)
        Effect of investment gain                                                                 (901)
        Acquisition related costs                                                    654
        Restructuring accrual                                        4,183
        Environmental accrual                                        1,479
        Deferred tax benefit                                        (7,186)       (1,830)
        Changes in assets and liabilities:
            Accounts receivable                                      1,544        (9,406)        1,031
            Inventories                                             10,916         3,348        10,882
            Accounts payable and accrued expenses                    3,489        (1,730)        2,521
            Other                                                      234         1,073           922
                                                             -------------- ------------- -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                           33,131        16,367        28,539
                                                             -------------- ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for businesses, net of cash acquired                  (18,233)      (10,309)
    Additions to property, plant and equipment                     (11,809)      (16,325)      (11,067)
    Proceeds from sale of investment                                                             3,436
    Proceeds from sale of Genicom de Mexico                          3,950
    Proceeds from sale of equipment                                                3,031
    Other investing activities                                        (259)         (239)         (581)
                                                             -------------- ------------- -------------
NET CASH USED IN INVESTING ACTIVITIES                              (26,351)      (23,842)       (8,212)
                                                             -------------- ------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings of long-term debt                                    70,609        31,594        21,537
    Payments on long-term debt                                     (76,120)      (31,939)      (33,985)
    Bank overdraft                                                   2,607
    Proceeds from Atlantic Design agreement                                       11,502
    Purchases of senior subordinated notes                                                      (8,123)
    Other financing activities                                      (2,372)          265            16
                                                             -------------- ------------- -------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                 (5,276)       11,422       (20,555)
                                                             -------------- ------------- -------------

Effect of exchange rate changes on cash and cash equivalents            91          (349)         (896)
                                                             -------------- ------------- -------------

Net increase (decrease) in cash and cash equivalents                 1,595         3,598        (1,124)
Cash and cash equivalents at beginning of year                       4,271           673         1,797
                                                             -------------- ------------- -------------
Cash and cash equivalents at end of year                     $       5,866  $      4,271  $        673
                                                             ============== ============= =============


SUPPLEMENTAL DATA:
Purchase of Texas Instruments printer business:
  Total acquisition costs                                    $      29,468
  Note to Texas Instruments                                         (9,000)
  Account payable to Texas Instruments                              (1,735)
  Other accrued costs                                                 (500)
                                                             --------------
  Cash paid                                                  $      18,233
                                                             ==============

Cash paid during the year for:
   Income taxes                                              $       2,724  $      1,483  $         28
   Interest                                                          6,349         8,040         7,491


The accompanying notes are an integral part of these financial statements.

                      GENICOM CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


For the years ended December 29, 1996, December 31, 1995 and January 1, 1995

(In thousands)
                                                                                 Foreign
                                       Common Stock      Additional             Currency     Pension
                                   -------------------    Paid-in   Retained   Translation   Liability
                                     Shares     Amount    Capital   Earnings    Adjustment  Adjustment
                                   ---------  --------  ----------  ----------  ----------  -----------
BALANCE AS OF JANUARY 2, 1994         10,622  $    106  $   25,744  $    1,781  $   (1,957) $   (1,099)

Exercise of stock options                 16                    16
Net income                                                               2,570
Cumulative translation adjustment                                                      522
Pension liability adjustment                                                                       400
                                   ---------  --------  ----------  ----------  ----------  -----------

BALANCE AS OF JANUARY 1, 1995         10,638       106      25,760       4,351      (1,435)       (699)

Exercise of stock options                201         2         263
Net income                                                               6,152
Cumulative translation adjustment                                                      104
Pension liability adjustment                                                                       (71)
                                   ---------  --------  ----------  ----------  ----------  -----------

BALANCE AS OF DECEMBER 31, 1995       10,839       108      26,023      10,503      (1,331)       (770)

Exercise of stock options                144         2         417
Net income                                                               1,659
Cumulative translation adjustment                                                      210
Pension liability adjustment                                                                       770
                                   ---------  --------  ----------  ----------  ----------  -----------

BALANCE AS OF DECEMBER 29, 1996       10,983  $    110  $   26,440  $   12,162  $   (1,121) $        0
                                   =========  ========  ==========  ==========  ==========  ===========



The accompanying notes are an integral part of these financial statements.

GENICOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

GENICOM Corporation (the "Company") is an international supplier of network integration services, multivendor service and printers. The Company's Enterprising Service Solutions company provides integrated network solutions which include network integration, professional services and help desk support, in addition to logo and multivendor on site and off site product repair and express parts. The Company's Document Solutions company designs and markets a wide range of computer printer technologies for general purpose applications.

The Company markets its products and services through several domestic and international channels including national and regional distributors, value added resellers and direct sales forces. GENICOM has positioned its products
as mid-range solutions to corporate customers.   Operating on a worldwide
basis, the Company has operations in the United States, Canada, Europe and Australia.

Principles of Consolidation

The consolidated financial statements include the accounts of GENICOM Corporation and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The 1996 financial statements include the results of Texas Instruments worldwide printer business since its acquisition on September 30, 1996. The 1995 financial statements include the results of two acquisitions, Printer Systems Corporation ("PSC") and Harris Adacom Network Services, Inc. ("HANS") from their respective acquisition dates of February 16, 1995 and March 1, 1995.

Fiscal Year

The Company's fiscal year ends on the Sunday nearest December 31. Accordingly, the Company is reporting for the 52-week periods ended December 29, 1996, December 31, 1995, and January 1, 1995 .

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Inventories

Inventories are stated at the lower of cost, determined on the first-in first-out method, or market.

Property, Plant and Equipment

Property, plant and equipment is stated at cost. Depreciation is calculated using the straight-line method for financial reporting purposes based on estimated lives at acquisition date (generally 10 to 25 years for buildings and 18 months to 10 years for machinery and equipment). The cost of assets retired or otherwise disposed of and the accumulated depreciation thereon are removed from the accounts with any gain or loss realized upon sale or disposal charged or credited to operations.

Significant improvements are capitalized, while repairs and maintenance costs are charged to operations.

Goodwill and Intangibles

Goodwill includes the excess of acquisition costs over the fair market value of net assets of acquired businesses and is being amortized on a straight-line basis over 5 to 20 years. Intangible assets, including patents, copyrights, trademarks, licenses and organization and financing costs, are amortized on a straight-line basis over periods ranging from 2 to 15 years. The Company assesses at each balance sheet date whether there has been a permanent impairment in the value of the respective assets. This is accomplished by determining whether projected undiscounted future cash flows from operations over the remaining life exceed the net book value of the assets as of the balance sheet date. The aggregate amount of accumulated amortization for goodwill and intangibles was $18.8 million and $14.5 million at December 29, 1996 and December 31, 1995, respectively.

Research and Development Costs and Capitalized Software

Costs incurred in basic research and development are expensed as incurred. Certain costs relating to software and product development are capitalized and amortized over the estimated economic life of the product.

The Company capitalized software costs of $0.2 million and $0.1 million in 1996 and 1995, respectively. The related amortization expenses were $0.4 million, $1.2 million and $1.0 million in 1996, 1995 and 1994, respectively. As of December 29, 1996 and December 31, 1995, capitalized software, net of amortization, was $0.2 million and $0.4 million, respectively.

Income Taxes

The Company accounts for income taxes under the liability method in accordance with SFAS No. 109 "Accounting for Income Taxes". Certain expenses are recognized in different periods for financial reporting and Federal income tax purposes. Research and development credits are recognized as a reduction of income tax expense in the year they are recognized for Federal tax purposes. A valuation allowance reduces deferred tax assets when it is "more likely than not" that some portion or all of the deferred tax asset will not be realized. The Company does not provide deferred taxes on the undistributed earnings of its foreign subsidiaries as such earnings are intended to be permanently reinvested in those operations.

Foreign Operations

The consolidated balance sheets include foreign assets and liabilities of $53.7 million and $18.3 million as of December 29, 1996, respectively, and $54.4 million and $16.0 million as of December 31, 1995, respectively. The net effects of foreign currency transactions reflected in income were immaterial in fiscal years 1996, 1995, and 1994.

Assets and liabilities of most of the Company's foreign operations are translated into U.S. dollars using exchange rates in effect at the balance sheet date and results of operations are translated using the average exchange rates prevailing throughout the period. The resulting translation adjustments are recorded as a separate component of stockholders' equity. The

Company's former Mexican subsidiary, which was sold at the end of June 1996, remeasured its financial statements in U.S. dollars, as this is the currency of the primary economic environment in which the entity operates.

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

The forward exchange contracts which the Company uses as hedges are subject to off-balance sheet market risk. The Company believes that its risk due to non-performance by the other parties to these contracts is remote. The Company had $6.1 million and $4.4 million of forward exchange contracts outstanding as of December 29, 1996 and December 31, 1995, respectively.

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

In 1996, GENICOM procured 64% of its total inventory purchases from ADC pursuant to the agreement. No other supplier accounted for a significant portion of GENICOM's total 1996 purchases. In 1995, GENICOM purchased 16% of its total purchases from TEC Corporation which supplied the Company with certain nonimpact printer products. In December 1995, the Company entered into a five year agreement, later extended one year, with ADC in which ADC took over the Company's manufacturing operations and employees in McAllen, Texas and Reynosa, Mexico. ADC is committed to manufacturing all of the Company's impact printer products, printed circuit boards, related supplies and spare parts. No customer accounted for 10% or more of external sales in 1996, 1995, or 1994.

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

Net Income Per Share

Net income per common share and common share equivalent is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding during each year. Common share equivalents include the weighted average number of shares issuable upon the exercise of outstanding stock options, assuming the applicable proceeds from such exercise are used to acquire treasury shares.

Recent Accounting Pronouncements

In 1996, SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" became effective. Adoption of this standard did not have a material impact on the financial condition, results of operations or liquidity of the Company. SFAS No. 123 "Accounting for Stock-Based Compensation" was not adopted by the Company for accounting purposes, however, the Company has disclosed the effects of this pronouncement on a pro forma basis (Note 5).

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

NOTE 2: BALANCE SHEET INFORMATION

Inventories consist of:

                                                          DEC. 29,      DEC. 31,
(in thousands)                                              1996          1995
                                                       ------------  -------------
Raw materials                                          $      9,105  $      2,594
Work in process                                               3,383         4,899
Finished goods                                               34,459        23,327
Atlantic Design inventory (see Note 8)                                     12,259
                                                       ------------  -------------
                                                       $     46,947  $     43,079
                                                       ============  =============

Property, plant and equipment consists of:

                                                          DEC. 29,      Dec. 31,
(in thousands)                                              1996          1995
                                                       ------------  -------------
Land                                                   $        580  $        714
Buildings                                                     7,133        11,038
Machinery and equipment                                      83,567        77,372
Construction in progress                                      1,378           461
                                                       ------------  -------------
                                                             92,658        89,585
    Less: accumulated depreciation                           66,096        58,689
                                                       ------------  -------------
                                                       $     26,562  $     30,896
                                                       ============  =============

Accounts payable and accrued expenses consist of:

                                                          DEC. 29,      Dec. 31,
(in thousands)                                              1996          1995
                                                       ------------  -------------
Trade accounts payable                                 $     42,905  $     21,388
Atlantic Design inventory account payable (see Note 8)          676        10,500
Accrued liabilities: Accrued compensation and benefits       10,333         9,088
                           Restructuring accrual              4,183
                           Interest                             176         1,867
                           Other                             13,767        10,067
                                                       ------------  -------------
                                                       $     72,040  $     52,910
                                                       ============  =============

NOTE 3: DEBT OBLIGATIONS

Long term debt consists of:

(in thousands)                           December 29,    December 31,
                                             1996           1995
                                        ------------    -------------
Revolving credit facilities            $      11,000    $      11,510
Term loans                                    33,184              512
Note payable to Texas Instruments              9,000
Senior subordinated notes                                      36,364
Other                                          1,369            3,158
                                       -------------    -------------
                                              54,553           51,544
Less: Current portion                          4,222            7,070
                                       -------------    -------------
                                       $      50,331    $      44,474
                                       =============    =============

At December 29, 1996, future minimum principal payments on long term debt were $4.2 million for 1997, $12.6 million for 1998, $4.6 million for 1999, $4.2 million for 2000 and $7.7 million for 2001.

On January 12, 1996, the Company reached an agreement with NationsBank of Texas, N.A., as agent for a group of banks, ("NationsBank") on $75 million of credit facilities. Under the agreement, NationsBank is providing a $35 million revolving credit facility and two term loans totaling $40 million. The revolver matures in five years, while the term loans are for five and seven years, respectively. The rate of interest on the credit facilities is tied to LIBOR or NationsBank prime rate and is also dependent upon the Company's performance. On September 30, 1996, the Company amended the credit facilities. The Company is subject to certain financial covenants which will require the Company, among other things, to maintain a minimum consolidated tangible net worth, a funded debt coverage ratio of not more than 4.4-3.0 to 1 for 1997, a fixed charges coverage ratio of at least 1.5-2.0 to 1 for 1997 and a debt to capitalization ratio of less than .65-.60 to 1 for 1997.

As part of the acquisition of certain assets of Texas Instruments' worldwide printer and related supplies business (see Note 11), the Company recorded a two year balloon note payable of $9 million maturing in 1998 with an interest rate of approximately 8.5% payable quarterly.

As part of the purchase agreement with Printer Systems Corporation ("PSC") (see
Note 11), the Company has recorded the present value of a note payable. The note payable has an imputed interest rate of approximately 9% and requires annual principal and interest payments through 1998.

The Company's international subsidiaries maintain various credit facilities for their local operations. Borrowing under such credit facilities bear interest at prevailing or negotiated rates.

During 1996, the proceeds from the NationsBank agreement were used to retire the outstanding borrowings under the Company's prior credit facilities and senior subordinated notes. The prior credit facility provided a credit line with maximum borrowings of $35 million and an interest rate based on formulas applied to certain adjusted asset balances (11.5% as of December 31, 1995).
The senior subordinated notes, which were issued in 1987 with an aggregate principal value of $76.0 million, bore interest at 12.5%, required semi-annual interest payments and sinking fund requirements of $9 million annually beginning in 1992 with maturity scheduled for February 15, 1997. The Company recognized a $0.4 million after tax loss on the early extinguishment of the senior subordinated notes in 1996. The Company recognized a $0.7 million after tax gain in 1994 on the early extinguishment of approximately $9.2 million of senior subordinated notes.

In a separate transaction, the Company entered into an interest rate swap arrangement with NationsBank which fixes the interest rate for five years on a substantial portion of the debt. The fixed rate at the time the agreement was executed averaged 8.25%. In May 1996, the Company renegotiated the term of the interest rate swap, decreasing the term from five to three years. As a result of the term change, the Company received a payment of $530,000 resulting in a gain which is being amortized to income over the remaining life of the term loans.

NOTE 4: EMPLOYEE BENEFIT PLANS

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

The postretirement medical coverage is contributory, while the life insurance coverage is noncontributory.

The components of net periodic postretirement benefit costs were:

                                                                                        DEC. 29,      Dec. 31,       Jan. 1,
(in thousands)                                                                             1996          1995          1995
                                                                                      ------------  ------------  ------------
Service cost - benefits attributed to service during the period                       $        349  $        337  $        396
Interest cost on accumulated postretirement benefit obligation                               1,177         1,339         1,334
Amortization of unrecognized transition obligation over 20 years                               653           840           878
                                                                                      ------------  ------------  ------------

Net periodic postretirement benefit cost                                              $      2,179  $      2,516  $      2,608
                                                                                      ============  ============  ============

The following table sets forth the combined funded status for the Company's postretirement benefit obligations as of the indicated actuarial valuation dates:

                                                         DEC. 29,       Dec. 31,
(in thousands)                                             1996           1995
                                                      ------------    ------------
Accumulated postretirement benefit obligation:
   Retirees                                           $      8,092    $      7,280
   Active plan participants                                  7,538           8,173
                                                      ------------    ------------
                                                            15,630          15,453
Unrecognized transition obligation                          12,180          14,926
Unrecognized net gain                                       (3,072)         (5,087)
                                                      ------------    ------------
Accrued postretirement benefit cost                   $      6,522    $      5,614
                                                      ============    ============

For measurement purposes, 8.5% and 9.5% annual rates of increase in the per capita cost of covered health care benefits were assumed for 1997 and 1996, respectively; both rates were assumed to decrease gradually to 5.5% for 2001 and remain at that level thereafter. If the health care cost trend rate was to increase 1.0%, the accumulated postretirement benefit obligation as of December 29, 1996 and December 31, 1995, would have increased by 9.7% and 5.3%, respectively. The effect of this change on the aggregate service and interest costs for 1996 and 1995 would be increases of 7.6% and 5.8%, respectively. The weighted-average discount rates used in determining the accumulated postretirement benefit obligation was 7.75% and 7.25% in 1996 and 1995, respectively.

Substantially all domestic non-collective bargaining employees are eligible to participate in the Company's retirement savings plan (the "Savings Plan"), which qualifies under section 401(k) of the Internal Revenue Code. The Company makes certain matching contributions which are allocated to the participants and vest based on the employee's years of service. The Company's expense under the Savings Plan was $0.8 million, $0.8 million and $0.5 million in fiscal years 1996, 1995 and 1994, respectively.

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

Components of periodic pension costs were:

                                                   DEC. 29,        Dec. 31,        Jan. 1,
(in thousands)                                       1996            1995            1995
                                                -------------   -------------   -------------
Service cost                                    $        416    $        340    $        445
Interest cost on projected benefit obligation            896             806             731
Actual return on plan assets                          (1,012)         (2,277)            131
Net amortization and deferral                            125           1,681            (673)
                                                -------------   -------------   -------------

Net periodic pension expense                    $        425    $        550    $        634
                                                =============   =============   =============

The following table sets forth the Pension Plan's funded status as of the indicated actuarial valuation dates:

                                                                                       DEC. 29,        Dec. 31,
(in thousands)                                                                           1996            1995
                                                                                    -------------   -------------
Actuarial present value of benefit obligation:
   Vested benefits                                                                  $     11,661    $     10,834
   Non-vested benefits                                                                       639             664
                                                                                    -------------   -------------
Total accumulated benefit obligation                                                      12,300          11,498
Effect of projected future compensation levels                                               458             555
                                                                                    -------------   -------------
Projected benefit obligation                                                              12,758          12,053
Fair value of plan assets                                                                 13,056          10,912
                                                                                    -------------   -------------

Fair value of plan assets in excess of (less than) projected benefit obligation              298          (1,141)
Unrecognized net liability existing at January 1, 1987                                                       272
Unrecognized net losses from actuarial experience                                          1,084           1,477
Adjustment to recognize minimum liability                                                                 (1,194)
                                                                                    -------------   -------------
Prepaid (accrued) pension cost                                                      $      1,382    $       (586)
                                                                                    =============   =============

The Company's assumptions used in determining the pension cost and pension liability shown above were as follows:

                                           DEC. 29,      Dec. 31,      Jan. 1,
                                             1996          1995          1995
                                        -------------  ------------  -------------
Discount rate                                   7.75          7.25          8.00
Rate of compensation progression                4.00          4.00          5.00
Rate of return on plan assets                   9.00          9.00          9.00

Pension Plan assets consist primarily of treasury notes, government and corporate bonds, corporate equities and cash equivalent funds.

The Company makes contributions to various employee benefit plans for certain of its foreign subsidiaries and the expense for these plans was not material in fiscal years 1996, 1995 and 1994.

On January 3, 1994, the Company adopted the provisions of SFAS No. 112 "Employers' Accounting for Postemployment Benefits" which requires employers to accrue costs of providing postemployment benefits other than pensions. The implementation of SFAS No. 112 did not have a material effect on the Company's financial condition, results of operations or liquidity.

NOTE 5: STOCK OPTIONS

Under the Company's stock option plan, 1,968,228 shares of unissued common stock are reserved for issuance pursuant to options outstanding and to be granted. Stock option activity for the respective fiscal periods is as follows:

                                                            Weighted
                           Number of     Option Amount    Average Price
                             Shares        Per Share       Per Share
                        ---------------  -------------  ----------------
OUTSTANDING,
   January 2, 1994           1,482,567     1.00-7.50            $1.26
    Granted                    460,000     1.00-2.38             1.03
    Exercised                  (16,600)      1.00                1.00
    Cancelled                 (166,833)    1.00-7.50             1.18
                        ---------------  -------------  ----------------

OUTSTANDING,
   January 1,1995            1,759,134     1.00-7.50             1.21
    Granted                    410,000     1.75-4.50             1.96
    Exercised                 (201,100)    1.00-2.13             1.32
    Cancelled                 (195,467)    1.00-7.50             1.30
                        ===============  =============  ================

OUTSTANDING,
   December 31,1995          1,772,567     1.00-7.50             1.36
    Granted                    263,180     3.25-4.25             3.84
    Exercised                 (144,040)    1.00-2.38             1.14
    Cancelled                 (221,407)    1.00-7.50             2.20
                        ===============  =============  ================

OUTSTANDING,
   DECEMBER 29, 1996         1,670,300    $1.00-4.50            $1.66
                        ===============  =============  ================

OPTIONS EXERCISABLE,
   DECEMBER 29, 1996           876,660    $1.00-4.50            $1.16
                        ===============  =============  ================

OPTIONS AVAILABLE
   FOR FUTURE GRANTS           297,928
                        ===============

As of December 29, 1996, the Company has a non qualified stock option plan.
The Company applies APB Opinion 25 and related Interpretations in accounting for its plan. No compensation cost has been recognized for the stock options. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards under the plan consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.

                                 1996      1995
Net income in thousands        --------- --------
   As reported                   $1,659   $6,152
   Pro forma                     $1,109   $5,712

Primary and fully diluted
 earnings per share
   As reported                    $0.14    $0.51
   Pro forma                      $0.09    $0.47

Options granted under the stock option plan are granted at prices not less than 85.0% of the fair market value of the common stock and become exercisable in installments at dates ranging from one to ten years from the date of grant, as determined by the Board of Directors or the Compensation Committee thereof.
The weighted average market value per share for options granted in 1996 and 1995 was $4.55 and $2.31, respectively.

The fair value of each option is estimated on the date of grant using a type of Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the years ended December 29, 1996 and December 31, 1995, respectively: dividend yield of 0%, expected volatility 83.5%, risk free interest rate of 5.64% and 7.28% for 1996 and 1995, respectively, on the grant date with the maturity equal to the expected term of 6 years.

As of December 29, 1996, the weighted average remaining contractual life of the options is 7 years. As of December 29, 1996 and December 31, 1995, the pro forma tax effects under SFAS 109 are $366,000 and $293,000, respectively.

In 1992 and 1993, the stockholders approved nonstatutory stock option grants of 100,000 and 10,000 shares of common stock, respectively, to certain members of the Company's Board of Directors. The stock options become exercisable at a rate of 33.3% per year beginning one year from grant date. However, the stock options become fully exercisable upon the merger of the Company into another entity or the acquisition of the Company by another entity or the sale or transfer of substantially all assets of the Company to another entity. As of December 29, 1996, none of these stock options had been exercised.

NOTE 6: INCOME TAXES

The components of (loss) income before income taxes were as follows:

(in thousands)         DEC. 29,      Dec. 31,      Jan. 1,
                         1996          1995          1995
                      ----------    ---------    ----------
Domestic              $ (1,225)     $  7,860      $  4,524
Foreign                   (352)         (423)         (906)
                      ----------    ---------    ----------
                      $ (1,577)     $  7,437      $  3,618
                      ==========    =========    ==========

Income tax (benefit) expense consists of the following:

(in thousands)         DEC. 29,      Dec. 31,     Jan. 1,
                         1996          1995         1995
                      ----------    ---------    ----------
Current:
  Federal             $  2,103      $  2,299     $    164
  State                    800           557          568
  Foreign                  625           259          148
                      ----------    ---------    ----------
                         3,528         3,115          880
                      ----------    ---------    ----------
Deferred:
  Federal               (6,226)       (1,414)         130
  State                   (960)         (416)          38
                      ----------    ---------    ----------
                        (7,186)       (1,830)         168
                      ----------    ---------    ----------
                      $ (3,658)     $  1,285     $  1,048
                      ==========    =========    ==========

A reconciliation of the U.S. statutory Federal tax rate of 34.0% to the Company's effective tax rate is as follows:

(in thousands)                                       DEC. 29,      Dec. 31,      Jan. 1,
                                                       1996          1995          1995
                                                    ----------    ---------     ---------
Tax (benefit) expense at statutory rate             $   (536)     $  2,529      $  1,230
(Decrease) increase related to:
   State income taxes, net of
     Federal tax benefit                                (106)          557           568
   Foreign income taxes                                  323           259           148
   Foreign operating losses
     generating no current tax benefit                   120           144           279
   Domestic operating profit not taxed
     due to carryfoward losses                                        (383)       (1,331)
   Reduction in valuation allowance                   (3,570)       (1,830)
   Other, net                                            111             9           154
                                                    ----------    ---------     ---------
                                                    $ (3,658)     $  1,285      $  1,048
                                                    ----------    ---------     ---------
                                                     (232.2)%         17.3%         29.0%
                                                    ==========    =========     =========

Deferred tax assets and liabilities are recorded based on temporary differences between earnings as reported in the financial statements and earnings for income tax purposes. The major components of the Company's deferred tax assets and liabilities are as follows:

(in thousands)                             DEC. 29,       Dec. 31,
                                            1996            1995
                                       -------------    ------------
DEFERRED TAX ASSETS:
Net operating loss carryforwards       $      7,181     $     9,214
Inventory valuation                           5,162           2,275
Vacation accrual                              1,146           1,231
Bad debt reserve                                796             701
Employee benefits                             3,041           1,884
Restructuring reserve                         1,673
Depreciation                                  1,040
Other                                         4,070           4,758
Valuation allowance                          (9,487)        (12,521)
                                       -------------    ------------
  Total deferred tax asset             $     14,622     $     7,542
                                       =============    ============

DEFERRED TAX LIABILITIES:
Depreciation                                                    263
Other intangible assets                       3,780           5,364
Other long-term liabilities                   3,045
Other                                           847              85
                                       -------------    ------------
  Total deferred tax liability         $      7,672     $     5,712
                                       =============    ============

During 1996 and 1995, the Company recorded a deferred tax benefit of approximately $3.6 and $1.8 million, respectively, relating to the reversal of a portion of the Company's valuation allowance for its domestic deferred tax assets. Such assets were previously fully reserved due to uncertainties regarding their ultimate recoverability. The benefits were recorded in 1996 and 1995 based upon management's estimate of amounts which are expected to be recoverable through future earnings or reversals of temporary differences. The remaining valuation allowance relates primarily to the Company's foreign net operating losses.

The cumulative amount of undistributed earnings of foreign subsidiaries which the Company intends to permanently invest and upon which no deferred U.S. income taxes have been provided is $10.6 million. The Company cannot practically determine the amount of deferred income tax liability that would result had such earnings actually been remitted. The amount of foreign withholding taxes, at current rates, that would have been due on the earnings had they actually been remitted was $0.5 million.

NOTE 7: OTHER INCOME, ACQUISITION AND RESTRUCTURING COSTS

In 1996, following Board of Directors review, the company accrued $4.2 million for restructuring its worldwide service business. The restructuring charge for the service business involves, among other things, costs to facilitate the establishment of the Company's new "end of runway" depot service center in Louisville, Kentucky and other changes in the delivery of services by the Enterprising Service Solutions group. The restructuring charge includes approximately $2.3 million for severance and termination benefits for 321 employees at the Company's Bedford, Massachusetts and Waynesboro, Virginia facilities.

The Company charged against pre-tax income for acquisitions and proposed acquisitions $0.1 million and $1.2 million in 1996 and 1995, respectively.

During fiscal 1994 and 1993, the Company sold 35.0% and 65.0%, respectively, of its investment in Xeikon N.V., a Belgian printer development and manufacturing company. These transactions added approximately $0.9 million and $1.7 million of pre-tax income to fiscal 1994 and 1993, respectively.

NOTE 8: COMMITMENTS AND CONTINGENT LIABILITIES

Leasing arrangements:

As lessee:

The Company leases certain manufacturing and warehousing properties. Rent expense amounted to $6.7 million, $7.2 million and $6.7 million in 1996, 1995 and 1994, respectively.

Minimum future lease commitments for operating leases as of December 29, 1996, are as follows: 1997 - $4.7 million, 1998 - $2.9 million, 1999 - $1.9 million, 2000 - $1.2 million, 2001 - $1.2 million, and $3.7 million thereafter.

As lessor:

The Company has rental agreements for the leasing of printers. Operating lease terms vary, generally from one to sixty months. Rental revenue was $3.2 million, $2.3 million and $0.7 million for 1996, 1995 and 1994, respectively.

On December 29, 1996 and December 31, 1995, the cost of equipment leased was $1.4 million and $3.0 million, respectively, which is included in property, plant and equipment, net of accumulated depreciation of $1.8 million and $1.2 million, respectively.

Environmental matters:

The Company and the former owner of its Waynesboro, Virginia facility, General Electric Company ("G.E."), have generated and managed hazardous wastes at the facility for many years as a result of their use of certain materials in manufacturing processes. The Company and the United States Environmental Protection Agency ("EPA") have agreed to a corrective action consent order (the "Order"), which became effective on September 14, 1990. The Order requires the Company to undertake an investigation of solid waste management units at its Waynesboro, Virginia facility and to conduct a study of any necessary corrective measures that may be required. The investigative work under the Order is expected to be completed by December 1997. Although not required by the Order, the Company has agreed to install and operate an interim ground water stabilization system, subject to EPA approval of the system design. The interim groundwater stabilization program may be chosen as the final remedy for the site, or additional corrective measures may eventually be required. It is not possible to reliably estimate the costs that any such possible additional corrective measures would entail. However, if additional corrective measures are required, the Company expects that it will enter into discussion with EPA concerning their scope and a further order for that purpose.

The Company has been notified by the EPA that it is one of 700 potentially responsible parties ("PRPs") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, for necessary corrective action at a hazardous waste disposal site in Greer, South Carolina. In prior years, the Company arranged for the transportation of wastes to the site for treatment or disposal. During 1995, the PRPs entered into an administrative consent order with EPA under which they will undertake a remedial investigation and feasibility study which is currently underway.

The Company has been named as a defendant in an Original Petition and Petition for Injunctive Relief filed in August 1995 which alleges that the Company and certain other defendants are strictly liable for damages allegedly suffered by the plaintiffs as a result of contamination of groundwater at the Linn-Faysville Aquifer, in Texas, due to the disposal of dangerous products and materials at a landfill which is alleged to be the source of the contamination. There is currently a settlement pending on this matter. The Company is fully reserved for costs associated with this including attorney fees and settlement.

In 1996, the Company recorded a reserve for the above mentioned actions other than for additional corrective measures equal to its best estimate of the liability associated with its share of the costs. In the future there may be other costs of investigation and any corrective action that may be required are not likely to have a material effect upon the financial condition, results of operations or liquidity of the Company.

During the third quarter of 1996, the Company accrued $1.5 million associated with environmental charges. The environmental charge is the Company's best estimate of remaining costs associated with certain environmental matters including $0.6 million for pond closure and monitoring for ten years at the Company's Waynesboro, Virginia facility and $0.9 million for litigation costs associated with the Linns-Faysville Aquifer in Texas.

Atlantic Design:

In December 1995, the Company entered into an agreement for the term of five years later extended one year with Atlantic Design Company, a subsidiary of Ogden Services Corporation, ("ADC") in which ADC would take over the Company's manufacturing operations and employees in McAllen, Texas and Reynosa, Mexico.
The agreement is automatically renewed unless notice is given.   ADC is
committed to manufacturing all of the Company's impact printer products, printed circuit boards, related supplies and spare parts. The Company will retain design, intellectual and distribution rights. As part of this agreement, the Company will be a preferred provider of impact and page printers and multivendor information technology services to Ogden Services Corporation.

The Company as part of the agreement has agreed to purchase from ADC $54.0 million of product by April 1997. In the event the minimum purchase commitment is not met, the Company would be required to pay ADC the lost profits on the amount not achieved. The Company purchased the required amount of product during 1996. At December 31, 1995, the Company had $12.3 million of inventory and a related payable of $10.5 million associated with a commitment to repurchase certain inventories which were transferred to ADC during December 1995. The remaining amounts of this inventory is not material and was fully reserved at December 29, 1996.

Ogden Services Corporation is attempting to divest ADC. The Company's contract with ADC contains a clause requiring GENICOM's consent to the sale, which such consent cannot be unreasonably withheld. The Company is currently evaluating this situation as well as the ongoing performance of ADC under the agreement.

Other matters:

In July 1996, the Company reached an agreement with Electronic Data Systems ("EDS") to outsource its information systems and data processing activities. Under the agreement, EDS will operate and service the Company's systems as well as design, install and service new business systems and global networks. The agreement is for a period of ten years with an average base cost of $4.3 million per year.

In the ordinary course of business, the Company is party to various environmental, administrative and legal proceedings. In the opinion of management, the Company's liability, if any, in all pending litigation or other legal proceedings, other than those discussed above, will not have a material effect upon the financial condition, results of operations or liquidity of the Company.

NOTE 9: RELATED PARTY TRANSACTIONS

G.E. is one of the principal stockholders of the Company. Sales by the Company to G.E. and its affiliates amounted to $2.2 million, $2.4 million and $4.6 million in 1996, 1995 and 1994, respectively. Amounts receivable from G.E. were $0.1 million and $0.1 million as of December 29, 1996 and December 31, 1995, respectively.

NOTE 10: SEGMENT AND GEOGRAPHIC INFORMATION

Industry Segments

The Company operates in the serial, line and page printer business where it designs and markets printers as well as in the related supplies and spare parts (Document Solutions company). The Company's operation in services provides customers with a full range of network information technology and services with field services, depot repair, parts, logistics and network products (Enterprising Service Solutions company). The production and sales of relay products comprise less than 10% of revenue, operating income and identifiable assets and are included in the Document Solutions segment. Revenue between industry segments are not material. The Company is reporting segment information by industry group for 1996 and 1995 as prior to 1995 and the acquisition of Harris Adacom Network Services, Inc., the Company operated only in one segment, the computer peripheral sales and service business.

(in thousands)                                                 1996           1995
                                                           -----------    ----------
REVENUES
Document Solutions*                                        $  182,707     $ 166,469
Enterprising Service Solutions                                120,551       127,583
                                                           -----------    ----------
                                                           $  303,258     $ 294,052
                                                           -----------    ----------

OPERATING INCOME
Document Solutions+#                                       $   11,954     $   7,415
Enterprising Service Solutions#                                (8,750)        7,763
                                                           -----------    ----------
                                                           $    3,204     $  15,178
                                                           -----------    ----------

ASSETS
Document Solutions                                         $   96,147     $  85,130
Enterprising Service Solutions                                 53,248        49,264
Corporate and other                                            36,684        27,145
                                                           -----------    ----------
                                                           $  186,079     $ 161,539
                                                           -----------    ----------

DEPRECIATION AND AMORTIZATION
Document Solutions                                         $    3,146     $   4,471
Enterprising Service Solutions                                 13,239         9,487
Corporate and other                                             1,487         4,148
                                                           -----------    ----------
                                                           $   17,872     $  18,106
                                                           -----------    ----------

CAPITAL EXPENDITURES
Document Solutions                                         $    2,493     $   2,970
Enterprising Service Solutions                                  8,961        11,680
Corporate and other                                               355         1,675
                                                           -----------    ----------
                                                           $   11,809     $  16,325
                                                           -----------    ----------

*Includes relay revenues of $13,651 and $11,726 for 1996 and 1995, respectively.

+Includes relay operating loss of $807 and $1,367 for 1996 and 1995, respectively.

#Includes restructuring accrual of $4,183 included with Enterprising Services and environmental accrual of $1,479 for Document Solutions in 1996.


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

Financial information by geographic area:

(in thousands)
                                         United States
FISCAL YEAR 1996                          and Canada       Europe     Eliminations    Consolidated
                                        --------------   ---------   --------------  -------------
Sales to unaffiliated customers         $     235,780    $ 67,478                    $    303,258
Transfers between
   geographic areas                            47,818                $    (47,818)
                                        --------------   ---------   --------------  -------------
Total sales                             $     283,598    $ 67,478    $    (47,818)   $    303,258
                                        --------------   ---------   --------------  -------------
Operating income (loss)                 $       3,479    $   (275)                   $      3,204
                                        --------------   ---------   --------------  -------------
Identifiable assets                     $     146,923    $ 39,156                    $    186,079
                                        ==============   =========   ==============  =============

                                         United States
FISCAL YEAR 1995                          and Canada       Europe     Eliminations    Consolidated
                                        --------------   ---------   --------------  -------------
Sales to unaffiliated customers         $     231,709    $ 62,343                    $    294,052
Transfers between
   geographic areas                            39,870                $    (39,870)
                                        --------------   ---------   --------------  -------------
Total sales                             $     271,579    $ 62,343    $    (39,870)   $    294,052
                                        --------------   ---------   --------------  -------------
Operating income                        $      15,021    $    157                    $     15,178
                                        --------------   ---------   --------------  -------------
Identifiable assets                     $     123,806    $ 37,733                    $    161,539
                                        ==============   =========   ==============  =============

                                         United States
FISCAL YEAR 1994                          and Canada       Europe     Eliminations    Consolidated
                                        --------------   ---------   --------------  -------------
Sales to unaffiliated customers         $     174,455    $ 59,342                    $    233,797
Transfers between
   geographic areas                            41,821                $    (41,821)
                                        --------------   ---------   --------------  -------------
Total sales                             $     216,276    $ 59,342    $    (41,821)   $    233,797
                                        --------------   ---------   --------------  -------------
Operating income (loss)                 $       9,262    $    (94)                   $      9,168
                                        --------------   ---------   --------------  -------------
Identifiable assets                     $      97,517    $ 29,750                    $    127,267
                                        ==============   =========   ==============  =============

Total sales to customers outside the United States amounted to $94.2 million, $84.7 million and $72.3 million for 1996, 1995 and 1994, respectively; these amounts include export sales from the United States of $1.0 million, $1.1 million and $1.5 million in 1996, 1995 and 1994, respectively.

NOTE 11: BUSINESS ACQUISITIONS

TEXAS INSTRUMENTS WORLDWIDE PRINTER BUSINESS

On September 30, 1996, the Company acquired certain assets of Texas Instruments worldwide printer and related supplies business for the purchase price of approximately $29.5 million. The acquisition was financed primarily through the Company's credit facility with NationsBank and a note of $9 million to Texas Instruments with interest of approximately 8.5% payable over two years. The goodwill of approximately $10 million associated with the purchase is being amortized over seven years.

PRO FORMA FINANCIAL INFORMATION

Presented below are the unaudited pro forma statements of operations as if the acquired operations had been integrated into the Company effective January 1, 1995. Accounting adjustments have been made in the pro forma financial information to include estimated costs of the combinations and to reflect the integration and consolidation of facilities and personnel. Included in such integration costs are relocation costs associated with facilities and employee expenses. This pro forma information has been prepared for comparative purposes only and does not purport to be indicative of the results that actually would have been obtained if the acquired operations had been conducted by the Company during the periods presented, and is not intended to be a projection of future results. Presentation is in thousands except for earnings per share amounts.

                                              Period Ended                     Period Ended
                                            December 29, 1996                December 31, 1995
                                           -------------------               ------------------
 Revenue                                   $       380,676                   $       418,778
 Pre-Tax Income                                      3,863                            13,714
                                              -------------                      ------------
 Net Income                                          5,249                            10,295
                                              -------------                      ------------
 Earnings per share                        $          0.43                   $          0.85
                                              -------------                      ------------
 Weighted average shares outstanding                12,168                            12,038
                                              -------------                      ------------


PRINTER SYSTEMS CORPORATION

On February 16, 1995, the Company acquired Printer Systems Corporation ("PSC"), a privately held company whose primary business is the design, manufacture, distribution and support of printer networking products for commercial customers. PSC had 1994 revenues of approximately $10.0 million. Pursuant to the purchase agreement, the Company acquired all of PSC's outstanding common and preferred shares for consideration aggregating to potentially $4.8 million. Of the consideration $0.8 million was payable at closing and $1.2 million is payable over the three subsequent years to closing. The remaining balance of up to $2.8 million in consideration is contingent upon attainment of performance objectives during the three years subsequent to closing, and will be funded from the Company's cash flows from operations and credit facilities. As of December 31, 1996, the maximum the Company would be required to pay is $2.2 million. The acquisition has been accounted for as a purchase. The goodwill associated with the purchase is being amortized over seven years.

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

NOTE 12: SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)


(in thousands, except per share data)

                                                         QUARTER
                                     -----------------------------------------------
1996                                   FIRST        SECOND       THIRD       FOURTH
                                     ---------    ---------    ---------   ---------
Revenues                             $ 73,553     $ 69,139     $ 68,811    $ 91,755
Gross Margin                           17,307       15,159       16,521      21,982
Operating income (loss)                 2,845        1,918       (5,612)      4,053
Income (loss) before
  extraordinary items                   1,421          689       (2,229)      2,200
Net income (loss)                       1,007          681       (2,229)      2,200
Earnings (loss) per share:
  before extraordinary item
     Primary and fully diluted           0.11         0.06        (0.20)       0.18
Earnings (loss) per share:
  after extraordinary item
     Primary and fully diluted           0.08         0.06        (0.20)       0.18


                                                          Quarter
                                     -----------------------------------------------
1995                                   First        Second       Third       Fourth
                                     ---------    ---------    ---------   ---------
Revenues                             $ 68,134     $ 71,842     $ 78,506    $ 75,570
Gross margin                           18,415       19,667       19,974      18,383
Operating income                        3,517        3,724        4,070       3,867
Net income                              1,301        1,559        1,703       1,589
Earnings per share:
     Primary and fully diluted           0.11         0.13         0.14        0.13

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this Item is incorporated by reference from Genicom Corporation's Proxy Statement for its 1997 annual meeting of stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the close of the Company's fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by this Item is incorporated by reference from Genicom Corporation's Proxy Statement for its 1997 annual meeting of stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the close of the Company's fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by this Item is incorporated by reference from Genicom Corporation's Proxy Statement for its 1997 annual meeting of stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the close of the Company's fiscal year.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this Item is incorporated by reference from Genicom Corporation's Proxy Statement for its 1997 annual meeting of stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the close of the Company's fiscal year.


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

Exhibits Included in Response to Item 601 of Regulation S-K

 NUMBER         DESCRIPTION
============    =========================================================================================================

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

 4.1            Rights Agreement dated as of June 16, 1996 between the Registrant and First Union National Bank of
                North Carolina, including Exhibit A thereto, Form of Rights Certificate - incorporated by reference to Exhibit 4.1 to Form 8-A filed with the Commission July 5, 1996.

 10.1           Financing agreement with NationsBank, dated January 12, 1996 - incorporated by reference to Exhibit
                10.1 to Form 8-K filed with the Commission on March 12, 1996.

 10.2           Third amendment to financing agreement with NationsBank, dated September 30, 1996 - incorporated by reference to Exhibit 10.1 to Form 10-Q/A filed with the Commission on January 8, 1997.

 10.3           Registration rights provisions contained in a Stock Purchase Warrant dated October 21, 1983 granted by the Company in favor of General Electric Company, which Stock Purchase Warrant became void after
                October 21, 1988 - incorporated by reference to Exhibit 10.6 to the June 25, 1986 Registration
                Statement.

 10.4#          Stock Option Plan, as amended and restated, effective as of February 7, 1991- incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q (File No. 0-14685) for the
                quarter ended March 31, 1991 filed with the Commission on May 15, 1991. First Amendment to the
                Registrant's Stock Option Plan, dated February 3, 1992 - incorporated by reference to Exhibit 4.2 to
                Form S-8 Registration Statement (No. 33-49472) filed with the Commission on July 10, 1992. Second
                Amendment to the Registrant's Stock Option Plan, dated January 17, 1994 - incorporated by reference to Exhibit 4 to Form S-8 Registration Statement (No. 33-53843) filed with the Commission on May 27,
                1994. Third Amendment to the Registrant's Stock Option Plan dated February 13, 1995 - incorporated by reference to Exhibit 4 to Form S-8 Registration Statement (No. 333-01845) filed with the
                Commission on March 21, 1996.

 10.5#          Amendment of Stock Option Plan, dated February 13, 1995 - incorporated by reference to Exhibit 10.5 to Form 10-K filed with the Commission on March 27, 1997 - filed herewith.

 NUMBER         DESCRIPTION
============    =========================================================================================================
 10.6#          Amendment of Stock Option Plan, dated December 17, 1996 - incorporated by reference to Exhibit 10.6 to Form 10-K filed with the Commission on March 27, 1997 - filed herewith.

 10.7#          Deferred Compensation and Savings Plan, as amended and restated, effective as of January 2, 1989 -
                incorporated by reference to Exhibit 10.8 to Form 10-K filed with the Commission on March 29, 1991.
                First Amendment to the Deferred Compensation and Savings Plan, dated as of November 1, 1993 -
                incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Commission on March 30, 1995.
                Second Amendment to the Deferred Compensation and Savings Plan, dated as of January 20, 1994 -
                incorporated by reference to Exhibit 10.2 to Form 8-K filed with the Commission on March 30, 1995.

 10.8#          Fifth Amendment to the Deferred Compensation and Savings Plan, dated as of April 1, 1997 -
                incorporated by reference to Exhibit 10.8 to Form 10K filed with the Commission on March 27, 1997 -
                filed herewith.

 10.9#          Incentive Compensation Plan, as amended - incorporated by reference to Exhibit 10.13 to the June 25,
                1986 Registration Statement.

 10.10#         Incentive Compensation Plan for 1996 - incorporated by reference to Exhibit 10.10 to Form 10-K filed with the Commission on March 27, 1997 - filed herewith.

 10.11          Lease of McAllen, Texas facility, dated January 20, 1992 - incorporated by reference to Exhibit
                10.12 to Form 10-K filed with the Commission on March 24, 1992.

 10.12#         Terms of employment of Paul T. Winn dated March 26, 1990 - incorporated by reference to Exhibit
                10.15 to Form S-1 Registration Statement (No. 33-23007) filed with the Commission on May 17, 1990.

 10.13 Yen      Agreement Between GENICOM Corporation and TOSHIBA Corporation Relating to Laser Printer G751, Laser
                Printer G750 and Related Options, Supplies and Service Parts, dated March 31, 1992 - incorporated by reference to Exhibit 10.17 to Form 10-K filed with the Commission on March 31, 1993.

 10.14          Agreement with the General Electric Company regarding environmental matters at the Registrants'
                Waynesboro, Virginia facility, dated December 9, 1993 - incorporated by reference to Exhibit 10.1 to
                Form 8-K filed with the Commission on February 23, 1994.

 10.15          Lease of Bedford and Framingham, Massachusetts facilities, dated March 11, 1994 - incorporated by reference to Exhibit 10.1 and 10.2, respectively to Form 8-K filed with the Commission on May 31,
                1994.

 10.16          Sublease of McAllen, Texas facilities, dated December 18, 1995 - incorporated by reference to
                Exhibit 10.16 to Form 10-K filed with the Commission on March 27, 1997 - filed herewith.

 NUMBER         DESCRIPTION
============    =========================================================================================================
 10.17          Agreement to purchase Harris Adacom Network Services, Inc., dated February 23, 1995 - incorporated by reference to Exhibit 2.1 to Form 8-K filed with the Commission on March 16, 1995.

 10.18          Manufacturing agreement between GENICOM Corporation and Atlantic Design Company - incorporated by reference to Exhibit 10.21 to Form 10-K filed with the Commission on March 28, 1996 - filed herewith.

 11             Statement regarding the Company's computation of earnings per share - filed herewith.

 22             Subsidiaries of the Registrant - filed herewith.

 23             Consent of Independent Accountants - filed herewith.

 27             Financial Data Schedule - Filed only with EDGAR version.

 (b)            Reports on Form 8-K

                The Company filed a Form 8-K and Form 8-K/A on October 15, 1996 and December 13, 1996, respectively, relating to the purchase of Texas Instruments' worldwide printer business.




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

                                          GENICOM Corporation
                                    BY:   Paul T. Winn
                                          -----------------------------------
                                          Paul T. Winn
                                          President and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 SIGNATURE                                                          TITLE                                      DATE
---------------------------------              -------------------------------------------            ---------------------
 \s\Don E. Ackerman                            Chairman of the Board and Director                     March 27, 1997
---------------------------------
 Don E. Ackerman

 \s\Paul T. Winn                               President and Chief Executive Officer                  March 27, 1997
---------------------------------              and Director (Principal Executive Officer)
 Paul T. Winn

 \s\James C. Gale                              Senior Vice President Finance and Chief                March 27, 1997
---------------------------------              Financial Officer (Principal Financial Officer)
 James C. Gale

 \s\Edward E. Lucente                          Director                                               March 27, 1997
---------------------------------
 Edward E. Lucente

                      GENICOM CORPORATION AND SUBSIDIARIES

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                                                             PAGE
                                                                                                           ========
 Independents Accountants' Report                                                                            F-2

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

INDEPENDENT ACCOUNTANTS' REPORT



The Board of Directors and Stockholders of GENICOM Corporation:


We have audited the accompanying consolidated balance sheets of GENICOM Corporation and Subsidiaries (the "Company") as of December 29, 1996 and December 31, 1995, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three fiscal years in the period ended December 29, 1996. We have also audited the financial statement schedule listed in the index on page F-1 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GENICOM Corporation and Subsidiaries as of December 29, 1996 and December 31, 1995, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 29, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





Coopers & Lybrand L.L.P.

McLean, VA
January 30, 1997

                     GENICOM CORPORATION AND SUBSIDIARIES

        SCHEDULE II  - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                (In thousands)


                                           BALANCE AT            ADDITIONS
             DESCRIPTION                   BEGINNING          CHARGED TO COSTS       DEDUCTIONS FROM      BALANCE AT END
                                           OF PERIOD            AND EXPENSES            RESERVES             OF PERIOD
====================================    ================    ====================   ====================  ================
 ALLOWANCE FOR DOUBTFUL ACCOUNTS

 Year ended:

 JANUARY 1, 1995                            $ 1,480              $   365(1)              $   366              $  1,479

 DECEMBER 31, 1995                          $ 1,479              $ 1,284(1)              $ 1,147              $  1,616

 DECEMBER 29, 1996                          $ 1,616              $ 1,985(1)              $   331              $  3,270


 ALLOWANCE FOR INVENTORY
 OBSOLESCENCE

 Year ended:

 JANUARY 1, 1995                            $ 6,737              $ 2,723(2)              $ 3,302              $  6,158

 DECEMBER 31, 1995                          $ 6,158              $ 2,292(2)              $   305              $  8,145

 DECEMBER 29, 1996                          $ 8,145              $ 6,761(2)              $ 3,337              $ 11,569





 1. "Additions" to the allowance for doubtful accounts include a foreign currency translation adjustment of $(48), $46, and $56 in 1996, 1995 and 1994, respectively. Net bad debt expense for 1996, 1995 and 1994 was $2,026, $1,238, and $309, respectively.

 2. Foreign currency translation adjustments were immaterial in 1995, 1994 and 1993. 1996 includes $4,666 of reserve from the Texas Instruments acquisition.

                      GENICOM CORPORATION AND SUBSIDIARIES

                         INDEX TO EXHIBITS TO FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 29, 1996




EXHIBIT
NUMBER                                                   DESCRIPTION                                                      PAGE
-------                                                  -----------                                                      ----
10.5      Amendment to the Genicom Corporation Stock Option Plan, dated February 13, 1995                                  E-2

10.6      Amendment to the Genicom Corporation Stock Option Plan, dated December 17, 1996                                  E-3

10.9      Fifth Amendment to the Genicom Corporation Retirement Savings Plan, dated April 1, 1997                          E-4

10.10     Incentive Compensation Plan for 1996                                                                          E-5 - E-15

10.16     Sublease of McAllen, Texas Facilities, dated December 18, 1995                                               E-16 - E-21

11        Statement regarding computation of per share earnings                                                            E-22

22        Subsidiaries of the Registrant                                                                                   E-23

23        Consent of Independent Accountants                                                                               E-24

27        Financial Data Schedule                                                                                       Filed only
                                                                                                                        with EDGAR
                                                                                                                         version