Form 10-Q
period 1997-03-30
GENICOM CORP
filed 1997-05-14
CIK 766738

================================================================================


                                  FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549



[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 30, 1997

                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934    [NO FEE REQUIRED]


For the transition period from              to
                               ------------    -----------


                          Commission File No.: 0-14685


                               GENICOM CORPORATION
             (Exact name of registrant as specified in its charter)


                DELAWARE                                   51-0271821
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                   Identification No.)

     14800 CONFERENCE CENTER DRIVE
         SUITE 400, WESTFIELDS
          CHANTILLY, VIRGINIA                                20151
(Address of principal executive offices)                   (Zip Code)


       Registrant's telephone number, including area code: (703) 802-9200


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes x No -
                                      ---  ---

         As of May 2, 1997, there were 11,014,239 shares of Common Stock of the Registrant outstanding.

================================================================================

                                 FORM 10-Q INDEX


                         PART I - FINANCIAL INFORMATION


Item 1.            Financial Statements

                   Consolidated Balance Sheets - March 30, 1997 and December 29, 1996                          3

                   Consolidated Statements of Income - Three Months Ended
                     March 30, 1997 and March 31, 1996                                                         4

                   Consolidated Statements of Cash Flows - Three Months Ended
                     March 30, 1997 and March 31, 1996                                                         5

                   Notes to Consolidated Financial Statements                                              6 - 9

Item 2.            Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                                            8 - 13


                                     PART II - OTHER INFORMATION

Item 1.            Legal Proceedings                                                                          13

Item 2.            Changes in Securities                                                                      13

Item 3.            Defaults Upon Senior Securities                                                            13

Item 4.            Submission of Matters to a Vote of Security Holders                                        13

Item 5.            Other Information                                                                          13

Item 6.            Exhibits and Reports on Form 8-K                                                        13-14

Signatures                                                                                                    15

Index to Exhibits                                                                                            E-1

                      PART I.  -  FINANCIAL INFORMATION

Item 1.   Financial Statements

                     GENICOM CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                                                   MARCH 30,       DECEMBER 29,
(In thousands, except share data)                                    1997              1996
                                                                 -------------     -------------
                                                                  (UNAUDITED)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                   $       1,944     $       5,866
    Accounts receivable, less allowance for
        doubtful accounts of $3,265 and $3,270                         66,630            65,404
    Other receivables                                                   2,050             1,835
    Inventories                                                        52,778            46,947
    Prepaid expenses and other assets                                   7,445             5,395
                                                                 -------------     -------------
        TOTAL CURRENT ASSETS                                          130,847           125,447
Property, plant and equipment                                          25,233            26,562
Goodwill                                                               26,339            27,555
Intangibles and other assets                                            5,182             6,515
                                                                 -------------     -------------
                                                                $     187,601     $     186,079
                                                                 =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Debt maturing within one year                               $       4,594     $       4,222
    Accounts payable and accrued expenses                              68,686            72,040
    Deferred income                                                    13,929            13,094
                                                                 -------------     -------------
        TOTAL CURRENT LIABILITIES                                      87,209            89,356
Long-term debt, less current portion                                   51,777            50,331
Other non-current liabilities                                           8,605             8,801
                                                                 -------------     -------------
        TOTAL LIABILITIES                                             147,591           148,488
STOCKHOLDERS' EQUITY:
    Common stock, $0.01 par value; 18,000,000 shares
        authorized, 11,010,639 and 10,983,439 shares issued               110               110
    Additional paid-in capital                                         26,478            26,440
    Retained earnings                                                  14,682            12,162
    Foreign currency translation adjustment                            (1,260)           (1,121)
                                                                 -------------     -------------
        TOTAL STOCKHOLDERS' EQUITY                                     40,010            37,591
                                                                 -------------     -------------
                                                                $     187,601     $     186,079
                                                                 =============     =============

The accompanying notes are an integral part of these financial statements.

                      GENICOM CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                THREE MONTHS ENDED,
                                                               MARCH 30,   MARCH 31,
(In thousands, except per share data)                             1997        1996
                                                               ----------  ----------
REVENUES, NET:
    Products                                                  $   65,634  $   42,596
    Services                                                      30,711      30,957
                                                               ----------  ----------
                                                                  96,345      73,553
                                                               ----------  ----------
OPERATING COSTS AND EXPENSES:
    Cost of revenues:
       Products                                                   44,956      30,546
       Services                                                   27,424      25,700
    Selling, general and administration                           17,117      12,441
    Engineering, research and
       product development                                         2,545       1,931
                                                               ----------  ----------
                                                                  92,042      70,618
                                                               ----------  ----------

OPERATING INCOME                                                   4,303       2,935
Interest expense, net                                              1,373       1,152
                                                               ----------  ----------

INCOME BEFORE INCOME TAXES                                         2,930       1,783
Income tax expense                                                   413         362
                                                               ----------  ----------

NET INCOME BEFORE EXTRAORDINARY ITEM                               2,517       1,421

EXTRAORDINARY ITEM - LOSS ON EXTINGUISHEMENT
    OF DEBT, NET OF $258 TAX                                                    (414)
                                                               ----------  ----------

NET INCOME                                                    $    2,517  $    1,007
                                                               ==========  ==========
Earnings per common share
    and common share equivalent
    (primary and fully diluted)                               $     0.21  $     0.08
                                                               ==========  ==========

Weighted average number of common shares
   and common share equivalents outstanding
   Primary                                                        12,189      12,279
                                                               ==========  ==========
   Fully diluted                                                  12,189      12,335
                                                               ==========  ==========

The accompanying notes are an integral part of these financial statements.

              GENICOM CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)

                                                                     THREE MONTHS ENDED,
                                                                   MARCH 30,     MARCH 31,
(In thousands)                                                       1997          1996
                                                                 ------------  ------------
Cash flows from operating activities:
    Net income                                                  $      2,517  $      1,007
    Adjustments to reconcile net income to cash from
      operating activities:
        Depreciation                                                   3,358         4,179
        Amortization                                                   1,162           915
        Extraordinary gain
        Changes in assets and liabilities:
              Accounts receivable                                     (1,441)        1,730
              Inventories                                             (5,831)       10,516
              Accounts payable and accrued expenses                   (9,036)       (5,328)
              Deferred income                                            835           934
              Other                                                     (100)       (2,146)
                                                                 ------------  ------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                   (8,536)       11,807
                                                                 ------------  ------------
Cash flows from investing activities:
    Additions to property, plant and equipment                        (2,666)       (3,847)
    Other                                                                             (102)
                                                                 ------------  ------------
NET CASH USED IN INVESTING ACTIVITIES                                 (2,666)       (3,949)
                                                                 ------------  ------------
Cash flows from financing activities:
    Borrowings from long-term debt                                    10,100        49,091
    Payments on long-term debt                                        (8,282)      (54,718)
    Bank overdraft                                                     5,682
    Financing costs                                                     (155)       (1,789)
                                                                 ------------  ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                    7,345        (7,416)
                                                                 ------------  ------------

Effect of exchange rate changes on cash and cash equivalents             (65)           24
                                                                 ------------  ------------

Net (decrease) increase in cash and cash equivalents                  (3,922)          466
Cash and cash equivalents at beginning of period                       5,866         4,271
                                                                 ------------  ------------
Cash and cash equivalents at end of period                      $      1,944  $      4,737
                                                                 ============  ============

The accompanying notes are an integral part of these financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. In the opinion of management, the accompanying unaudited consolidated financial statements of GENICOM Corporation and subsidiaries (the "Company" or "GENICOM") contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of March 30, 1997, and the results of operations and cash flows for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 29, 1996 Annual Report. The results of operations for the three months ended March 30, 1997, are not necessarily indicative of the operating results to be expected for the full year.

2. Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. Inventories consist of, in thousands:

                              MARCH 30,           DECEMBER 29,
                                1997                 1996
                             ----------           ------------

         Raw Materials      $    12,359          $       9,105
         Work in process          2,780                  3,383
         Finished goods          37,639                 34,459
                             ----------           ------------
                            $    52,778          $      46,947
                             ==========           ============

3. Earnings per share are based upon the weighted average number of common shares and dilutive common share equivalents (using the treasury stock method) outstanding during the period.

                                                                             THREE MONTHS ENDED
                                                                       ----------------------------
                                                                        MARCH 30,         MARCH 31,
                                                                          1997              1996
                                                                       ----------        ----------

          Weighted average common shares
             outstanding                                                 10,998            10,858
                                                                       ----------        ----------
          Dilutive common stock equivalents:
            Options - Primary                                             1,191             1,421
                                                                       ----------        ----------
          Shares outstanding - Primary                                   12,189            12,279
                                                                       ==========        ==========
          Dilutive common stock equivalents:
            Options - Fully diluted                                       1,191             1,477
                                                                       ----------        ----------
          Shares outstanding - Fully diluted                             12,189            12,335
                                                                       ==========        ==========

4. For reporting periods ending after December 15, 1997, the Company will be required to report earnings per share in accordance with SFAS No. 128 "Earnings per Share". Basic earnings per share would have been $0.23 and $0.09 for the first quarter of 1997 and 1996, respectively, if calculated pursuant to SFAS No. 128.

5.       Texas Instruments Worldwide Printer Business

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

         Pro Forma Financial Information

         Presented below are the unaudited pro forma statements of operations as if the acquired operations had been integrated into the Company effective January 1, 1996. Accounting adjustments have been made in the pro forma financial information to include estimated costs of the combinations and to reflect the integration and consolidation of facilities and personnel. Included in such integration costs are relocation costs associated with facilities and employee expenses. This pro forma information has been prepared for comparative purposes only and does not purport to be indicative of the results that actually would have been obtained if the acquired operations had been conducted by the Company during the periods presented, and is not intended to be a projection of future results. Presentation is in thousands except for earnings per share amounts.

                                                           Three Months Ended         Three Months Ended
                                                             March 30, 1997             March 31, 1996
                                                         -----------------------     ----------------------
         Revenue                                      $                  96,345   $                103,383
         Pre-Tax Income                                                   2,930                      3,879
                                                         -----------------------     ----------------------
         Net Income                                                       2,517                      2,390
                                                         -----------------------     ----------------------
         Earnings per share                           $                    0.21   $                   0.19
                                                         -----------------------     ----------------------
         Weighted average shares outstanding                             12,189                     12,335
                                                         -----------------------     ----------------------

6.       Commitments and Contingencies

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

         Atlantic Design:

         In December 1995, the Company entered into a five year agreement later extended one year with Atlantic Design Company, a subsidiary of Ogden Services Corporation, ("ADC") in which ADC took over the Company's manufacturing operations and employees in McAllen, Texas and Reynosa, Mexico. The agreement is automatically renewed unless notice is given. ADC is committed to manufacturing all of the Company's impact printer products, printed circuit boards, related supplies and spare parts. The Company will retain design, intellectual and distribution rights. As part of this agreement, the Company will be a preferred provider of impact and page printers and multivendor information technology services to Ogden Services Corporation.

         The Company as part of the agreement agreed to purchase from ADC $54.0 million of product by April 1997, a commitment the Company met in 1996. At December 31, 1995, the Company had $12.3 million of inventory and a related payable of $10.5 million associated with a commitment to repurchase certain inventories which were transferred to ADC during December 1995. The remaining amount of this inventory is not material and was fully reserved at December 29, 1996.

         Ogden Services Corporation is attempting to divest ADC. The Company's contract with ADC contains a clause requiring GENICOM's consent to the sale, which consent cannot be unreasonably withheld. The Company is currently evaluating this situation as well as the ongoing performance of ADC under the agreement.

         Other matters:

         In July 1996, the Company reached an agreement with Electronic Data Systems ("EDS") to outsource its information systems and data processing activities. Under the agreement, EDS will operate and service the Company's systems as well as design, install and service new business systems and global networks. The agreement covers ten years with an average base cost of $4.3 million per year.

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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition:

                              RESULTS OF OPERATIONS

===============================================================================================

                                                             ==================================
(in millions)                                                1ST QUARTER           1ST QUARTER
                                                                  1997     CHANGE      1996
-----------------------------------------------------------------------------------------------
Revenues - Enterprising Service Solutions                     $   30.7   $   (0.3)  $   31.0
Revenues - Document Solutions                                     65.6       23.0       42.6
                                                               --------   --------   --------
Total Revenues                                                $   96.3   $   22.7   $   73.6
                                                               --------   --------   --------
Percentage change                                                            31.0 %
===============================================================================================

Revenue in the first quarter of 1997 increased 31.0% from the first quarter of 1996 primarily due to the revenue growth in Document Solutions ("DSC") as a result of the acquisition of Texas Instruments' printer business. DSC revenue was 55.6% higher than the first quarter of 1996 as a result of the acquisition of the Texas Instruments' printer and related supplies business. Enterprising Service Solutions ("ESSC") revenue declined 0.8%. Integrated Network Service ("INS"), which is part of ESSC, revenue increased 19.4% on strong performance of the Canadian subsidiary. The Company has exited the network monitoring part of this business and is reallocating those resources to development of the network integration business in the United States. Offsetting the increase in revenue from INS, was a revenue decline of 3.4% in Multivendor Services ("MVS"), also part of ESSC. The decline in revenue by MVS was primarily the result of declining legacy business at the Bedford depot. This decline in legacy business has slowed and is being partially offset by new customer and contract business. MVS revenue for the first quarter of 1997 as compared to the fourth quarter of 1996 was flat. The Company is in the process of consolidating the Bedford, Massachusetts and Waynesboro, Virginia depots into the new depot in Louisville, Kentucky.

Relay revenues, which are included as part of Document Solutions in the above table, increased by $1.1 million or 36.0% in the first quarter of 1997 as compared to the prior year quarter.

============================================================================================

(in millions)                                 1ST QUARTER     4TH QUARTER     1ST QUARTER
                                                    1997            1996            1996
--------------------------------------------------------------------------------------------
Order backlog                                $      63.3     $      56.7     $      45.5
Change: 1st Quarter of 1997 compared to
        Amount                                                       6.6            17.8
        Percentage                                                  11.6 %          39.1 %

============================================================================================

The increase in order backlog from the 1996 fourth and first quarters primarily reflects the effect of the Texas Instruments acquisition. The Company's backlog as of any particular date should not be the sole measurement used in determining sales for any future period.

================================================================================================

                                                            ====================================
(in millions)                                                1ST QUARTER            1ST QUARTER
                                                                  1997     CHANGE       1996
------------------------------------------------------------------------------------------------
Gross margin - Enterprising Service Solutions                 $    3.3   $   (2.0)  $    5.3
Gross margin - Document Solutions                                 20.6        8.5       12.1
                                                               --------   ---------  --------
Total gross margin                                                23.9        6.5       17.4
                                                               --------   ---------  --------
As a % of revenue                                                 24.8 %                23.6 %

================================================================================================

Gross margin, as a percent of revenue, increased from 23.6% in the first quarter of 1996 to 24.8% in the first quarter of 1997. As a percent of revenue, gross margin for DSC increased to 32.3% in 1997 from 30.8% in 1996. This increase is primarily the result of the high volume of supplies sales which carry a larger margin percentage than printers. For ESSC, gross margin decreased from 17.0% for the first three months of 1996 to 10.7% for 1997. The gross margin for MVS declined from 17.7% in 1996 to 10.0% reflecting the costs associated with consolidation of the depots and redundant costs between depots. INS gross margin increased from 11.8% to 15.1%. Relays gross margin increased from (2.4)% to 19.6% reflecting more efficient operation of this small business unit.

========================================================================================

                                                   =====================================
(in millions)                                       1ST QUARTER             1ST QUARTER
                                                       1997        CHANGE      1996
----------------------------------------------------------------------------------------
Operating expenses:

Selling, general and
    administrative                                   $   17.2   $    4.8   $   12.4
Engineering, research and
    product development                                   2.5        0.6        1.9
                                                      --------   --------   --------
Total                                                $   19.7   $    5.4   $   14.3

As a % of revenue                                        20.5 %                19.4 %

========================================================================================

The increase of $5.4 million in operating expenses from the first quarter of 1996 was primarily a result of elevated levels of spending needed to support the higher revenue in 1997 including the new products acquired from Texas Instruments, increased MIS costs as a result of the outsourcing of this business function in July of 1996, transition costs to the new Louisville depot and higher compensation and benefit costs. Engineering increased $0.6 million due to development costs related to the new travel printer business acquired from Texas Instruments.

==========================================================================================

                                                   =======================================
(in millions)                                        1ST QUARTER             1ST QUARTER
                                                         1997      CHANGE        1996
------------------------------------------------------------------------------------------
Interest expense, net                                $    1.4   $    0.2     $    1.2

Percentage change                                                   16.7 %

==========================================================================================

The interest expense was relatively unchanged in the first quarter of 1997 as compared to the year-ago quarter due to the Company's retirement of its outstanding 12.5% senior subordinated notes in February 1996 and the refinancing of the Company's credit facility through NationsBank of Texas, N.A., as agent for a group of banks, in January 1996 and higher borrowings in 1997 as a result of the debt associated with the acquisition of the Texas Instruments' printer business and increasing working capital needs.

==========================================================================================

                                                   =======================================
(in millions)                                        1ST QUARTER             1ST QUARTER
                                                         1997     CHANGE         1996
------------------------------------------------------------------------------------------

Income tax expense                                   $    0.4   $    0.0     $    0.4

Effective tax rate                                       14.1%                   20.3%

==========================================================================================

The Company's effective income tax rate for the first quarter of 1997 was 14.1% as compared to 20.3% for the year-ago period. In 1996, the rate was affected by the anticipated use of certain tax credits as well as foreign net operating losses. In 1997, the rate was affected by the reversal of the valuation allowance associated with certain tax assets in Australia of approximately $0.5 million.

                         LIQUIDITY AND CAPITAL RESOURCES


=================================================================================================

(in millions)                                                1ST QUARTER            1ST QUARTER
                                                                 1997                   1996
-------------------------------------------------------------------------------------------------
Cash (used in) provided by operations                      $       (8.5)          $       11.8

Cash used in investing activities                                  (2.7)                  (3.9)

Cash provided by (used in) financing activities                     7.3                   (7.4)

=================================================================================================

=================================================================================================

(in millions)                                                1ST QUARTER            4TH QUARTER
                                                                1997                    1996
-------------------------------------------------------------------------------------------------

Working capital                                            $       43.6           $       36.1

Inventories                                                        52.8                   46.9

Debt obligations                                                   56.4                   54.5

Debt to equity ratio                                           1.4 to 1               1.5 to 1

=================================================================================================

Cash used by operations changed $20.3 million from the first quarter of 1996 principally as a result of higher inventory and accounts receivable balances necessary to support the increased levels of revenue. The Company's working capital increased $7.5 million as of March 30, 1997 as compared to December 29, 1996 due primarily to a $5.9 million increase in inventory necessary to support the higher level of sales and a $1.2 million increase in accounts receivable resulting from the increased sales. Debt increased slightly which was needed to support the working capital needs of the business and from the acquisition of the Texas Instruments printer business. Debt to equity ratio decreased slightly due to the increased debt.

GENICOM provides an array of services and products addressing different niches of the information processing industry, competing against a wide range of companies from large multinationals to small domestic entrepreneurs. Except for the historical information contained herein, the matters discussed in this 10Q include forward-looking statements that involve a number of risks and uncertainties. Terms such as "believes", "expects", "plans", "intends", "estimates", or "anticipates", and variations of such words and similar expressions are intended to identify such forward looking statements. There are certain important factors and risks, including the change in hardware and software technology, economic conditions in the North American and Western European markets, the anticipation of growth of certain market segments and the positioning of the Company's products and services in those segments, selective service customers whose business is declining, seasonality in the buying cycles of certain of the Company's customers, the timing of product announcements, the release of new or enhanced products and services, the introduction of competitive products and services by existing or new competitors, access to and development of product rights and technologies, the management of growth, disruption in the ability of Atlantic Design Corporation to maintain its production commitments to the Company, the integration of acquisitions, including but not limited to the Company's acquisition of Texas

Instruments printer business as of September 30, 1996, the transitioning of the Bedford and Waynesboro depots to Louisville, Kentucky, GENICOM's ability to retain highly skilled technical, managerial and sales and marketing personnel, possible litigation related to the Company's operations, including litigation arising under various environmental laws, and the other risks detailed from time to time in the Company's SEC reports, including reports on Form 10K, that could cause results to differ materially from those anticipated by the statements contained herein.

                          PART II. - OTHER INFORMATION

Item 1.    Legal Proceedings:

Not applicable.

Item 2.    Changes in Securities:

Not applicable.

Item. 3    Defaults Upon Senior Securities:

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders:

Not applicable

Item 5.    Other Information:

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K:

     (a)      Exhibits

                 NUMBER            DESCRIPTION
                 -------------     ----------------------------------------------------------------------------------
                 2.1               Texas Instruments Asset Purchase Agreement dated July 22, 1996, incorporated by reference to Exhibit 2.1 to Form 8-K, File No. 0-14685, filed with the
                                   Commission on October 15, 1996.

                 2.2               Texas Instruments Amendment of Asset Purchase Agreement dated as of September 30,
                                   1996, incorporated by reference to Exhibit 2.2 to Form 8-K, File No. 0-14685, filed with the Commission on October 15, 1996.

                 3.1               Restated Certificate of Incorporation effective as of June 15, 1992, incorporated by reference to Exhibit 4.1 to Form S-8 Registration Statement (No.
                                   33-49472) filed with the Commission on July 10, 1992.

                 3.2               Certificate of Amendment to Certificate of Incorporation effective as of July
                                   17, 1995, incorporated by reference to Form 8-A, File No. 0-14685, filed with the Commission on July 5, 1996.

                 3.3               By-laws, dated June 1, 1983, as amended January 23, 1989, incorporated by reference to Exhibit 3.2 to Form 10-K, File No. 0-14685, filed with the
                                   Commission on March 29, 1989.

                 10.1              Texas Instruments Subordinated Promissory Note dated September 30, 1996, incorporated by reference to Exhibit 2.3 to Form 8-K, File No. 0-14685, filed with the Commission on October 15, 1996.

                 10.2              Texas Instruments Subordinated Guaranty and Security Agreement dated as of
                                   September 30, 1996, incorporated by reference to Exhibit 2.4 to Form 8-K, File
                                   No. 0-14685, filed with the Commission on October 15, 1996.

                 27.1              Financial Data Schedule


     (b)      Reports on Form 8-K:

              Not applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                     GENICOM Corporation
                                             ----------------------------------
                                                          Registrant


Date:  May 14, 1997


                                                       /s/James C. Gale
                                             ----------------------------------
                                                          Signature

                                             James C. Gale
                                             Senior Vice President Finance and
                                             Chief Financial Officer

                                             (Mr. Gale is the Chief Financial
                                             Officer and has been duly
                                             authorized to sign on behalf of the
                                             Registrant)

                      GENICOM CORPORATION AND SUBSIDIARIES

                         INDEX TO EXHIBITS TO FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED MARCH 30, 1997



EXHIBIT
NUMBER            DESCRIPTION                                                               PAGE
--------------    ----------------------------------------------------------------------    ----------------------


27.1              Financial Data Schedule                                                   Filed only with
                                                                                            EDGAR version