Form 10-Q
period 1997-06-29
GENICOM CORP
filed 1997-08-13
CIK 766738

================================================================================

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 29, 1997

                                       OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934          [NO FEE REQUIRED]


For the transition period from _______to_______


                          Commission File No.: 0-14685


                              GENICOM CORPORATION
             (Exact name of registrant as specified in it charter)



                 DELAWARE                             51-0271821
     (State or other jurisdiction of               (I.R.S. Employer
      Incorporation or organization)             Identification No.)



      14800 CONFERENCE CENTER DRIVE
          SUITE 400, WESTFIELDS
           CHANTILLY, VIRGINIA                          20151
 (Address of principal executive offices)             (Zip Code)


       Registrant's telephone number, including area code: (703) 802-9200

         Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                              -   -

         As of August 4, 1997, there were 11,041,635 shares of Common Stock of the Registrant outstanding.


================================================================================

                                FORM 10-Q INDEX


                         PART I - FINANCIAL INFORMATION


 Item 1.     Financial Statements

             Consolidated Balance Sheets - June 29, 1997 and December 29, 1996                   3

             Consolidated Statements of Income - Three Months and Six Months Ended
               June 29, 1997 and June 30, 1996                                                   4

             Consolidated Statements of Cash Flows - Three Months and Six Months
              Ended June 29, 1997 and June 30, 1996                                              5

             Notes to Consolidated Financial Statements                                      6 - 9

 Item 2.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                   10 - 14


                               PART II - OTHER INFORMATION


 Item 1.     Legal Proceedings                                                                  15

 Item 2.     Changes in Securities                                                              15

 Item 3.     Defaults Upon Senior Securities                                                    15

 Item 4.     Submission of Matters to a Vote of Security Holders                                15

 Item 5.     Other Information                                                                  15

 Item 6.     Exhibits and Reports on Form 8-K                                                15-16

 Signatures                                                                                     17

 Index to Exhibits                                                                             E-1

                        PART I. - FINANCIAL INFORMATION

Item 1.   Financial Statements

                      GENICOM CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                JUNE 29,         DECEMBER 29,
(In thousands, except share data)                                 1997               1996
                                                             =============       =============
                                                              (UNAUDITED)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                               $       4,389       $       5,866
    Accounts receivable, less allowance for
        doubtful accounts of $3,829 and $3,270                     65,111              65,404
    Other receivables                                               3,017               1,835
    Inventories                                                    58,695              46,947
    Prepaid expenses and other assets                               7,836               5,395
                                                             -------------       -------------
        TOTAL CURRENT ASSETS                                      139,048             125,447
Property, plant and equipment                                      26,502              26,562
Goodwill                                                           25,698              27,555
Intangibles and other assets                                        4,737               6,515
                                                             -------------       -------------
                                                            $     195,985       $     186,079
                                                             =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Debt maturing within one year                           $       4,166       $       4,222
    Accounts payable and accrued expenses                          64,920              72,040
    Deferred income                                                12,339              13,094
                                                             -------------       -------------
        TOTAL CURRENT LIABILITIES                                  81,425              89,356
Long-term debt, less current portion                               61,390              50,331
Other non-current liabilities                                      10,343               8,801
                                                             -------------       -------------
        TOTAL LIABILITIES                                         153,158             148,488
STOCKHOLDERS' EQUITY:
    Common stock, $0.01 par value; 18,000,000 shares
        authorized, 11,021,479 and 10,983,439 shares issued           110                 110
    Additional paid-in capital                                     26,494              26,440
    Retained earnings                                              17,525              12,162
    Foreign currency translation adjustment                        (1,302)             (1,121)
                                                             -------------       -------------
        TOTAL STOCKHOLDERS' EQUITY                                 42,827              37,591
                                                             -------------       -------------
                                                            $     195,985       $     186,079
                                                             =============       =============


The accompanying notes are an integral part of these financial statements.

                      GENICOM CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                      THREE MONTHS ENDED,                  SIX MONTHS ENDED,
                                                   JUNE 29,         JUNE 30,          JUNE 29,          JUNE 30,
(In thousands, except per share data)                1997             1996              1997              1996
                                                =============    ==============    ==============    ==============
REVENUES, NET:
    Products                                   $      69,568    $       40,706    $      135,202    $       83,302
    Services                                          29,079            28,433            59,790            59,390
                                                -------------    --------------    --------------    --------------
                                                      98,647            69,139           194,992           142,692
                                                -------------    --------------    --------------    --------------

OPERATING COSTS AND EXPENSES:
    Cost of revenues:
       Products                                       46,959            28,092            91,915            58,638
       Services                                       27,829            25,888            55,253            51,588
    Selling, general and administration               15,668            12,756            32,785            25,287
    Engineering, research and
       product development                             2,916             1,966             5,461             3,897
    Gain on sale of investment in subsidiary                            (1,481)                             (1,481)
    Acquisition related costs
                                                -------------    --------------    --------------    --------------
                                                      93,372            67,221           185,414           137,929
                                                -------------    --------------    --------------    --------------

OPERATING INCOME                                       5,275             1,918             9,578             4,763
Interest expense, net                                  1,659             1,000             3,032             2,152
Other income                                                                                                   (90)
                                                -------------    --------------    --------------    --------------

INCOME BEFORE INCOME TAXES                             3,616               918             6,546             2,701
Income tax expense                                       773               229             1,186               591
                                                -------------    --------------    --------------    --------------

INCOME BEFORE EXTRAORDINARY ITEM                       2,843               689             5,360             2,110

EXTRAORDINARY ITEM - LOSS ON EXTINGUISHMENT
    OF DEBT, NET OF $258 TAX                                               (8)                                (422)
                                                -------------    --------------    --------------    --------------

NET INCOME                                     $       2,843    $          681    $        5,360    $        1,688
                                                =============    ==============    ==============    ==============

Earnings per common share
    and common share equivalent
    (primary and fully diluted)                $        0.23    $         0.06    $         0.43    $         0.14
                                                =============    ==============    ==============    ==============

Weighted average number of common shares
    and common share equivalents outstanding
    Primary                                           12,377            12,270            12,287            12,261
                                                =============    ==============    ==============    ==============

    Fully diluted                                     12,429            12,270            12,414            12,261
                                                =============    ==============    ==============    ==============

The accompanying notes are an integral part of these financial statements.

                      GENICOM CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                            SIX MONTHS ENDED,
                                                                       JUNE 29,          JUNE 30,
(In thousands)                                                           1997             1996
                                                                    -------------    --------------

Cash flows from operating activities:
    Net income                                                     $       5,360    $       1,688
    Adjustments to reconcile net income to cash provided
      by operating activities:
        Depreciation                                                       6,642            7,866
        Amortization                                                       2,296            1,695
        Gain on sale of Genicom de Mexico                                                  (1,481)
        Changes in assets and liabilities net of effects
          from acquisitions:
              Accounts receivable                                           (889)           2,892
              Inventories                                                (11,748)          13,041
              Accounts payable and accrued expenses                       (7,121)         (14,147)
              Deferred income                                               (755)           1,143
              Other                                                        1,216           (2,097)
                                                                    -------------    -------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                       (4,999)          10,600
                                                                    -------------    -------------

Cash flows from investing activities:
    Sale of Genicom de Mexico                                                               3,950
    Additions to property, plant and equipment                            (7,235)          (6,546)
    Other                                                                                    (259)
                                                                    -------------    -------------
NET CASH USED IN INVESTING ACTIVITIES                                     (7,235)          (2,855)
                                                                    -------------    -------------

Cash flows from financing activities:
    Borrowings from long-term debt                                        22,567           53,225
    Payments on long-term debt                                           (11,564)         (59,339)
    Financing costs and transactions                                        (165)          (1,259)
                                                                    -------------    -------------
NET CASH PROVIDED (USED IN) BY FINANCING ACTIVITIES                       10,838           (7,373)
                                                                    -------------    -------------

Effect of exchange rate changes on cash and cash equivalents                 (81)               8
                                                                    -------------    -------------

Net (decrease) increase in cash and cash equivalents                      (1,477)             380
Cash and cash equivalents at beginning of period                           5,866            4,271
                                                                    -------------    -------------
Cash and cash equivalents at end of period                         $       4,389    $       4,651
                                                                    =============    =============

The accompanying notes are an integral part of these financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. In the opinion of management, the accompanying unaudited consolidated financial statements of GENICOM Corporation and subsidiaries (the "Company" or "GENICOM") contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of June 29, 1997, and the results of operations and cash flows for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 29, 1996 Annual Report. The results of operations for the six months ended June 29, 1997, are not necessarily indicative of the operating results to be expected for the full year.

2. Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. Inventories consist of, in thousands:


                               JUNE 29,           DECEMBER 29,
                                 1997                 1996
                             ===========           ===========
Raw materials               $    11,287           $     9,105
Work in process                   3,159                 3,383
Finished goods                   44,249                34,459
                             -----------           -----------
                            $    58,695           $    46,947
                             ===========           ===========


3. Earnings per share are based upon the weighted average number of common shares and dilutive common share equivalents (using the treasury stock method) outstanding during the period.



                                               THREE MONTHS ENDED               SIX MONTHS ENDED
                                            =========================       ========================
                                             JUNE 29,        JUNE 30,        JUNE 29,       JUNE 30,
                                               1997            1996            1997           1996
                                            =========       =========       =========      =========
Weighted average common share
 outstanding                                  11,016          10,928          11,007         10,893
                                            ---------       ---------       ---------      ---------
Dilutive common stock equivalents:
 Options- Primary                              1,361           1,342           1,280          1,368
                                            ---------       ---------       ---------      ---------
Shares outstanding - Primary                  12,377          12,270          12,287         12,261
                                            =========       =========       =========      =========
Dilutive common stock equivalents:
 Options - Fully diluted                       1,413           1,342           1,407          1,368
                                            ---------       ---------       ---------      ---------
Shares outstanding - Fully diluted            12,429          12,270          12,414         12,261
                                            =========       =========       =========      =========


4. For reporting periods ending after December 15, 1997, the Company will be required to report earnings per share in accordance with SFAS No. 128 "Earnings per Share". Basic earnings per share would have been $0.26 and $0.06 for the second quarter of 1997 and 1996, respectively, and $0.49 and $0.15 for the six months ended June 29, 1997 and June 30, 1996, respectively, if calculated pursuant to SFAS No. 128.

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


                                          Three Months Ended                Six Months Ended
                                        ------------------------        --------------------------
                                         June 29,      June 30,          June 29,       June 30,
                                           1997          1996              1997           1996
                                        ----------    ----------        -----------     ----------
Revenue                                $   98,647    $   93,624        $   194,992     $  197,007
Pre-Tax Income                              3,616         2,639              6,546          6,518
                                        ----------    ----------        -----------     ----------
Net Income                                  2,843         1,817              5,360          4,207
                                        ----------    ----------        -----------     ----------
Earnings per share                     $     0.23    $     0.15        $      0.43     $     0.34
                                        ----------    ----------        -----------     ----------
Weighted average shares outstanding        12,429        12,270             12,414         12,261
                                        ----------    ----------        -----------     ----------

6.       Commitments and Contingencies

         Environmental matters:

         The Company and the former owner of its Waynesboro, Virginia facility, General Electric Company ("G.E."), have generated and managed hazardous wastes at the facility for many years as a result of their use of certain materials in manufacturing processes. The Company and the United States Environmental Protection Agency ("EPA") have agreed to a corrective action consent order (the "Order"), which became effective on September 14, 1990. The Order requires the Company to undertake an investigation of solid waste management units at its Waynesboro, Virginia facility and to conduct a study of any necessary corrective measures that may be required. The investigative work under the Order is expected to be completed by December 1997. Although not required by the Order, the Company has agreed to install and operate an interim ground water stabilization system, subject to EPA approval of the system design. In 1996, the Company recorded a reserve for $0.6 million for pond closure and monitoring for ten years related to the Waynesboro facility. The interim groundwater stabilization program may be chosen as the final remedy for the site, or additional corrective measures may eventually be required. It is not possible to reliably estimate the costs that any such possible additional corrective measures would entail. However, if additional corrective measures are required, the Company expects that it will enter into discussion with EPA concerning their scope and a further order for that purpose.

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

         The Company was named as a defendant in an Original Petition and Petition for Injunctive Relief filed in August 1995 which alleged that the Company and certain other defendants were strictly liable for damages allegedly suffered by the plaintiffs as a result of contamination of groundwater at the Linn-Faysville Aquifer, in Texas, due to the disposal of dangerous products and materials at a landfill which was alleged to be the source of the contamination. This matter was settled in May 1997 without the Company admitting liability, curtailing additional legal expenses. The Company was fully reserved for the amount of the settlement and related legal expenses.

         Atlantic Design:

         In December 1995, the Company entered into a five year agreement later extended one year with Atlantic Design Company, a subsidiary of Ogden Services Corporation, ("ADC") in which ADC took over the Company's manufacturing operations and employees in McAllen, Texas and Reynosa, Mexico. The agreement is automatically renewed unless notice is given. ADC is committed to manufacturing all of the Company's impact printer products, printed circuit boards, related supplies and spare parts. The Company will retain design, intellectual and distribution rights. As part of this agreement, the Company is to be a preferred provider of impact and page printers and multivendor information technology services to Ogden Services Corporation.

         Ogden Services Corporation is attempting to divest ADC. The Company's agreement with ADC contains a clause requiring GENICOM's consent to the sale, which consent cannot be unreasonably witheld. The Company is currently evaluating this situation and preliminary information received from ADC concerning a potential customer.

         In early August 1997, the Company received notification that ADC was filing a Demand for Arbitration with the American Arbitration Association seeking a legal interpretation of the pricing provisions in the Agreement between ADC and the Company and the recovery of an amount in dispute said to be approximately $2,000,000. The Company and ADC have been in discussions concerning certain issues under the agreement and, to date, have been unable to resolve the open issues. The Company is considering its response to ADC's filing, including whether it wishes to raise certain other claims in the arbitration proceeding relating to ADC's performance under the agreement, the amount of which claims, the Company believes, exceed those raised by Atlantic Design. The Company cannot presently predict the outcome of this matter or how the respective claims will be resolved. Neither the arbitration proceeding nor the resolution of the open issues between the Company and ADC is expected to impact the continued supply of the products ADC is manufacturing for the Company.

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

         On August 8, 1997, Genicom signed a multi-year agreement with Digital Equipment Corporation ("DEC") to provide printer products, sales and support for DEC branded printers and related supplies and services. The agreement, which becomes effective August 10, 1997, includes the Company's acquisition of certain assets including certain intellectual property rights to use the DEC brand for approved printer products.

7. On July 3, 1997, the Company amended it credit agreement with NationsBank of Texas, N.A., as agent for a group of banks, which increased the Company's revolving credit line from $35 million to $40 million. Other terms and conditions of the credit agreement generally remained unchanged.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition:

                             RESULTS OF OPERATIONS

========================================================================================================================
                                                      THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                --------------------------------     -----------------------------------
                                                2ND QTR.                2ND QTR.      2ND QTR.                2ND QTR.
(in millions)                                    1997        CHANGE       1996         1997        CHANGE       1996
------------------------------------------------------------------------------------------------------------------------
Revenues - Enterprising Service Solutions      $   29.1    $    0.7     $  28.4      $   59.8     $   0.4     $  59.4
Revenues - Document Solutions                      69.5        28.8        40.7         135.2        51.9        83.3
                                                --------    --------     -------      --------     -------     -------
Total Revenue                                  $   98.6    $   29.5     $  69.1      $  195.0     $  52.3     $ 142.7
                                                --------    --------     -------      --------     -------     -------
Percentage change                                              42.7%                                 36.7%
========================================================================================================================

Revenue in the second quarter of 1997 increased 42.7% from the second quarter of 1996 primarily due to the revenue growth in Document Solutions ("DSC") as a result of the acquisition of Texas Instruments' printer business. DSC revenue, excluding Relays, was 75.5% higher than the second quarter of 1996 as a result of the acquisition of the Texas Instruments' printer and related supplies business. Enterprising Service Solutions ("ESSC") revenue increased 2.3%. Integrated Network Service ("INS"), which is part of ESSC, revenue increased 14.0% on strong performance of the Canadian subsidiary. Revenue from Multivendor Services ("MVS"), also part of ESSC, was flat in the second quarter of 1997 compared to the year ago quarter. MVS is currently transitioning its depot operations from Bedford, Massachusetts and Waynesboro, Virginia to a single depot in Louisville, Kentucky. The loss of revenue from the Bedford depot, which closed early in the second quarter, has not yet been fully recovered by the Louisville depot which is not yet completely operational.
Some of the legacy revenue from Bedford was not transferred to the Louisville depot.

For 1997 year to date, revenue increased $52.3 million from 1996. DSC's revenue, excluding Relays, increased $49.9 million or 65.2% primarily due to the Texas Instruments acquisition. ESSC's revenue for 1997 increased only $0.4 million compared to 1996 principally from strong performance by Canadian INS which was partially offset by lower revenue from MVS. The decline in revenue by MVS was primarily a result of the decline of legacy revenue in the Bedford depot and the consolidation of the depots mentioned above.

Relay revenues, which are included as part of Document Solutions in the above table, increased by $0.8 million or 22.9% in the second quarter of 1997 as compared to the prior year quarter. For 1997 year to date, relay revenues have increase $2.0 million from 1996.



===================================================================================================
                                                   2ND QUARTER       4TH QUARTER      2ND QUARTER
(in millions)                                          1997              1996             1996
---------------------------------------------------------------------------------------------------
Order Backlog                                      $     51.9         $    56.7        $    39.6
Change:   2nd Quarter of 1997 compared to
          Amount                                                           (4.8)            12.3
          Percentage                                                       -8.5%           31.1%
===================================================================================================


The increase in order backlog from the second quarter of 1996 primarily reflects the effect of the Texas Instruments acquisition. The decrease in the backlog from the fourth quarter of 1996 is principally the result of a decline of $3.7 million in relays backlog and $2.0 million in ESSC backlog. The Company's backlog as of any particular date should not be the sole measurement used in determining sales for any future period.

============================================================================================================================
                                                         THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                -----------------------------------    -------------------------------------
                                                2ND QTR.                  2ND QTR.      2ND QTR.                   2ND QTR.
(in millions)                                     1997        CHANGE        1996          1997         CHANGE        1996
----------------------------------------------------------------------------------------------------------------------------
Gross margin - Enterprising Service Solutions   $   1.2     $    (1.3)     $   2.5     $    4.5      $   (3.3)     $    7.8
Gross margin - Document Solutions                  22.6          10.0         12.6         43.3          18.6          24.7
                                                 -------     ---------      -------     --------      --------      --------
Total gross margin                              $  23.8     $     8.7      $  15.1     $   47.8      $   15.3      $   32.5
                                                 -------     ---------      -------     --------      --------      --------
As a % of revenue                                                             24.2%                                    24.5%
============================================================================================================================


Gross margin, as a percent of revenue, increased from 21.9% in the second quarter of 1996 to 24.2% in the second quarter of 1997. As a percent of revenue, gross margin for DSC excluding Relays increased to 32.8% for the quarter ending June 29, 1997 from 31.6% for the quarter ending June 30, 1996. This increase is primarily the result of the high volume of supplies sales which carry a larger margin percentage than printers. For ESSC, gross margin decreased from 8.9% for the second three months of 1996 to 4.3% for 1997 reflecting the costs associated with consolidation of the depots and redundant costs between depots. Relays gross margin increased from 24.9% to 28.1% reflecting more efficient operation of this small business unit.

As a percent of revenue, gross margin for the six months ended June 29, 1997 was 24.5% as compared to 22.7% for the six months ended June 30, 1996. The gross margin percentage for DSC for the first six months of 1997 increased to 32.6% from 31.2% in 1996 due to the large volume of supplies sales. ESSC's gross margin percentage declined to 7.6% for year to date 1997 from 13.1% for the same period in 1996. Relay's gross margin increased from 12.0% to 23.9%.



======================================================================================================================
                                                    THREE MONTHS ENDED                     SIX MONTHS ENDED
                                           -----------------------------------    -----------------------------------
                                            2ND QTR.                  2ND QTR.     2ND QTR.                  2ND QTR.
(in millions)                                1997         CHANGE        1996        1997        CHANGE         1996
----------------------------------------------------------------------------------------------------------------------
Operating expenses:
Selling, general and administrative        $  15.7       $   2.9      $  12.8      $  32.8       $  7.5       $  25.3
Engineering, research and product
  development                                  2.9           0.9          2.0          5.4          1.5           3.9
                                            -------       -------      -------      -------       ------       -------
Total                                      $  18.6       $   3.8      $  14.8      $  38.2       $  9.0       $  29.2
                                            -------       -------      -------      -------       ------       -------
As a % of revenue                             18.9%                      21.4%        19.6%                      20.5%
======================================================================================================================



The increase of $3.8 million in operating expenses from the second quarter of 1996 was primarily a result of elevated levels of spending needed to support the higher revenue in 1997 including the new products acquired from Texas Instruments, increased MIS costs as a result of the outsourcing of this business function in July of 1996, transition costs to the new Louisville depot and higher compensation and benefit costs. Engineering increased $0.9 million due to development costs related to the new travel printer business acquired from Texas Instruments. Operating expenses declined as a percentage of revenue in the second quarter of 1997 to 18.9% as compared to 21.4% in 1996.

For the first six months of 1997, operating expenses increased $9.0 million compared to 1996 primarily for the reasons mentioned above.

====================================================================================================
                                     THREE MONTHS ENDED                   SIX MONTHS ENDED
                             ---------------------------------     ---------------------------------
                              2ND QTR.                2ND QTR.     2ND QTR.                2ND QTR.
(in millions)                   1997       CHANGE       1996         1997        CHANGE      1996
----------------------------------------------------------------------------------------------------
Interest expense, net          $  1.7     $   0.7      $  1.0       $  3.0      $   0.8    $   2.2

Percentage change                            70.0%                                36.4%
====================================================================================================


The interest expense increased $0.7 million in the second quarter of 1997 as compared to the year-ago quarter primarily as a result of higher borrowings in 1997 due to the debt associated with the acquisition of the Texas Instruments' printer business, increased working capital needs to support the business expansion being experienced by the Company, the consolidation of the Massachusetts and Virginia depots and increased capital expenditures for the Company's new business system. Interest expense for the six months ended June 29, 1997 increased $0.8 million compared to the same period in 1996 for the above reasons.

============================================================================================
                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                         ------------------------------     --------------------------------
                         2ND QTR.              2ND QTR.     2ND QTR.              2ND QTR.
(in millions)              1997      CHANGE      1996         1997      CHANGE       1996
--------------------------------------------------------------------------------------------
Income tax expense       $   0.8     $  0.6     $  0.2       $  1.2     $  0.6      $  0.6

Effective tax rate          21.4%                 25.0%        18.1%                  21.9%
============================================================================================


During the first six months of 1997, the Company reversed part of its valuation allowance for its foreign deferred tax assets. The benefit from the reversal was recorded in the first quarter of 1997 based upon management's estimate of the value from the utilization of foreign net operating losses as the foreign subsidiaries become operationally profitable. For the first six months of 1997, the tax rate was 18.1% compared to 21.9% in 1996. In 1996, the tax rate was effected by reversal of certain domestic valuation allowances.

                       LIQUIDITY AND CAPITAL RESOURCES


=========================================================================================
                                                                SIX MONTHS ENDED
                                                        ---------------------------------
                                                        2ND QUARTER         2ND QUARTER
(in millions)                                               1997                 1996
-----------------------------------------------------------------------------------------
Cash (used in) provided by operations                   $   (5.0)            $   10.6

Cash used in investing activities                           (7.2)                (2.9)

Cash provided by (used in) financing activities             10.8                 (7.4)

=========================================================================================

========================================================================
                                   2ND QUARTER            4TH QUARTER
(in millions)                          1997                   1996
------------------------------------------------------------------------
Working capital                   $       57.6           $      36.1

Inventories                               58.7                  46.9

Debt obligations                          65.6                  54.5

Debt to equity ratio               1.5 to 1              1.5 to 1
========================================================================

Cash used by operations changed $15.6 million from the first half of 1996 principally as a result of higher inventory and accounts receivable balances necessary to support the increased levels of revenue. The Company's working capital increased $21.5 million as of June 29, 1997 as compared to December 29, 1996 due primarily to a $11.8 million increase in inventory necessary to support the higher level of sales and a $7.2 million decrease in accounts payable. Debt increased significantly with the proceeds used to support the working capital needs of the business, the closing of the depots, the increased capital expenditures of the new business systems and from the acquisition of the Texas Instruments printer business. Debt to equity ratio remained unchanged as a result of increased earnings.

On July 3, 1997, the Company amended its credit agreement with NationsBank of Texas, N.A., as agent for a group of banks, which increased the Company's revolving credit line from $35 million to $40 million. Other terms and conditions of the credit agreement generally remained unchanged. As of June 29, 1997, the Company had $9.7 million available for borrowing under its revolving credit agreement.

On August 8, 1997, Genicom signed a multi-year agreement with Digital Equipment Corporation ("DEC") to provide printer products, sales and support for DEC branded printers and related supplies and services. The agreement, which becomes effective August 10, 1997, includes the Company's acquisition of certain assets including certain intellectual property rights to use the DEC brand for approved printer products.

In early August 1997, the Company received notification that Atlantic Design Company, a principal supplier of the Company's printer products, was filing a Demand for Arbitration with the American Arbitration Association seeking a legal interpretation of the pricing provisions in the services agreement between ADC and the Company and the recovery of an amount in dispute said to be approximately $2,000,000. The Company is considering its response to ADC's filing, including whether it wishes to raise certain other claims in the arbitration proceeding relating to ADC's performance under the agreement, the amount of which claims, the Company believes, exceed those raised by Atlantic Design. The Company cannot presently predict the outcome of this matter or how the respective claims will be resolved. Neither the arbitration proceeding nor the resolution of the open issues between the Company and ADC is expected to impact the continued supply of the products ADC is manufacturing for the Company.

GENICOM provides an array of services and products addressing different niches of the information processing industry, competing against a wide range of companies from large multinationals to small domestic entrepreneurs. Except for the historical information contained herein, the matters discussed in this 10Q include forward-looking statements that involve a number of risks and uncertainties. Terms such as "believes", "expects", "plans", "intends", "estimates", or "anticipates", and variations of such words and similar expressions are intended to identify such forward looking statements. There are certain important factors and risks, including the change in hardware and software technology, economic conditions in the North American and Western European markets, the anticipation of growth of certain market segments and the positioning of the Company's products and services in those segments, selective service customers whose business is declining, seasonality in the buying cycles of certain of the Company's customers, the timing of product announcements, the release of new or enhanced products and services, the introduction of competitive products and services by existing or new competitors, access to and development of product rights and technologies, the management of growth, disruption in the ability of Atlantic Design Corporation to maintain its production commitments to the Company, changes in the costs of production of the Company's products and services, including any that may arise as a result of the resolution of claims raised by Atlantic Design Company, Inc. under its December 18, 1995 Services Agreement with the Company, the integration of acquisitions, including but not limited to the Company's acquisition of Texas Instruments printer business as of September 30, 1996 and the Company's transaction with Digital Equipment Corporation as of August 10, 1997, the transitioning of the Bedford and Waynesboro depots to Louisville, Kentucky, GENICOM's ability to retain highly skilled technical, managerial and sales and marketing personnel, possible litigation related to the Company's operations, including litigation arising under various environmental laws, and the other risks detailed from time to time in the Company's SEC reports, including reports on Form 10K, that could cause results to differ materially from those anticipated by the statements contained herein.

                          PART II. - OTHER INFORMATION

Item 1.    Legal Proceedings:

Not applicable.

Item 2.    Changes in Securities:

Not applicable.

Item. 3    Defaults Upon Senior Securities:

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders:

a)  The Company's annual meeting of stockholders was held May 21, 1997.

c) At said annual meeting, stockholders reelected the Company's three directors, adopted the Company's 1997 Stock Option Plan and approved the appointment of Cooper & Lybrand L.L.P. as the Company's independent accountants.

Directors

    Director               Votes for          Withheld        Broker Non-Votes
    --------               ---------          --------        ----------------
 Don E. Ackerman            8,379,369          88,541                0
 Edward E. Lucente          8,381,469          86,441                0
 Paul T. Winn               8,381,032          86,878                0

Stock Option Plan

                                                               Abstentions or
                                                               --------------
           Votes for                Votes against             Broker Non-Votes
           ---------                -------------             ----------------
           7,381,082                   862,018                   23,786

Accountants

                                                               Abstentions or
                                                               --------------
           Votes for                Votes against             Broker Non-Votes
           ---------                -------------             ----------------
            8,425,214                   36,286                    6,410

Item 5.    Other Information:

In early August 1997, the Company received notification that Atlantic Design Company, Inc., a principal supplier of the Company's printer products, was filing a Demand for Arbitration with the American Arbitration Association seeking a legal interpretation of the pricing provisions in the December 18, 1995 Services Agreement between Atlantic Design and the Company and the recovery of an amount in dispute said to be approximately $2,000,000. The Company and Atlantic Design have been in discussions concerning the Services Agreement and, to date, have been unable to resolve the open issues by agreement. The Company is considering its response to Atlantic Design's filing, including whether it wishes to raise certain other claims in the arbitration proceeding relating to Atlantic Design's performance under the Services Agreement, the amount of which claims, the Company believes, exceed those raised by Atlantic Design. The Company cannot presently predict the outcome of this matter or how the respective claims will be resolved. Neither the arbitration proceeding nor the resolution of the open issues between the Company and Atlantic Design is expected to impact the continued supply of the products Atlantic Design is manufacturing for the Company.

Item 6.  Exhibits and Reports on Form 8-K:

a)       Exhibits

                NUMBER            DESCRIPTION
              ============      ==============================================================================
                10.1              Credit Agreement dated as of July 3, 1997, Fourth Amendment to Credit and
                                  Security Agreement

                27.1              Financial Data Schedule

b)       Reports on Form 8-K:

         The Company did not file a Form 8-K during the quarter ended June 29, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             GENICOM Corporation
                                         --------------------------
                                                 Registrant




 Date:  August 13, 1997




                                            /s/Harold L. McIlroy
                                         --------------------------
                                                  Signature



                                         Harold L. McIlroy
                                         Vice President, Quality &
                                         Customer Satisfaction, General
                                         Manager, Operations


                                         (Mr. McIlroy is a Corporate
                                         Vice President and has been duly
                                         authorized to sign on behalf of
                                         the Registrant)

                     GENICOM Corporation and Subsidiaries

                        INDEX TO EXHIBITS TO FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED JUNE 29, 1997




 EXHIBIT
 NUMBER         DESCRIPTION                                                             PAGE
-----------    ------------------------------------------------------------------      ------------------
 10.1           Credit Agreement dated as of July 3, 1997, Fourth Amendment to          E-2 - E-12
                Credit and Security Agreement

 27.1           Financial Data Schedule                                                 Filed only with
                                                                                        EDGAR version