Form 10-Q
period 1997-09-28
GENICOM CORP
filed 1997-11-12
CIK 766738

================================================================================

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 28, 1997

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

         Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes x No_

         As of November 3, 1997, there were 11,119,404 shares of Common Stock of the Registrant outstanding.

================================================================================

                                FORM 10-Q INDEX


                         PART I - FINANCIAL INFORMATION


 Item 1.   Financial Statements

           Consolidated Balance Sheets - September 28, 1997 and December 29, 1996         3

           Consolidated Statements of Income - Three Months and Nine Months Ended
             September 28, 1997 and September 29, 1996                                    4

           Consolidated Statements of Cash Flows - Three Months and Nine Months
            Ended September 28, 1997 and September 29, 1996                               5

           Notes to Consolidated Financial Statements                                 6 - 9

 Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                              10 - 14


                             PART II - OTHER INFORMATION


 Item 1.   Legal Proceedings                                                             15

 Item 2.   Changes in Securities                                                         15

 Item 3.   Defaults Upon Senior Securities                                               15

 Item 4.   Submission of Matters to a Vote of Security Holders                           15

 Item 5.   Other Information                                                             15

 Item 6.   Exhibits and Reports on Form 8-K                                         15 - 16

 Signatures                                                                              17

 Index to Exhibits                                                                      E-1

                         PART I. - FINANCIAL INFORMATION

Item 1.   Financial Statements

                      GENICOM CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                        SEPTEMBER 28,               DECEMBER 29,
(In thousands, except share data)                                                           1997                        1996
                                                                                    ====================         =================
                                                                                         (UNAUDITED)

ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                     $               1,414          $           5,866
    Accounts receivable, less allowance for
        doubtful accounts of $3,576 and $3,270                                                   77,672                     65,404
    Other receivables                                                                             2,860                      1,835
    Inventories                                                                                  62,755                     46,947
    Prepaid expenses and other assets                                                             8,861                      5,395
                                                                                    --------------------          -----------------
        TOTAL CURRENT ASSETS                                                                    153,562                    125,447
Property, plant and equipment                                                                    29,564                     26,562
Goodwill                                                                                         25,035                     27,555
Other assets, principally intangibles                                                            10,107                      6,515
                                                                                    --------------------          -----------------
                                                                                  $             218,268          $         186,079
                                                                                    ====================          =================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of long term debt                                             $               5,062          $           4,222
    Accounts payable and accrued expenses                                                        75,087                     72,040
    Deferred income                                                                              12,360                     13,094
                                                                                    --------------------          -----------------
        TOTAL CURRENT LIABILITIES                                                                92,509                     89,356
Long-term debt, less current portion                                                             70,400                     50,331
Other non-current liabilities                                                                    10,373                      8,801
                                                                                    --------------------          -----------------
        TOTAL LIABILITIES                                                                       173,282                    148,488
                                                                                    --------------------          -----------------
STOCKHOLDERS' EQUITY:
    Common stock, $0.01 par value; 18,000,000 shares
        authorized, 11,089,447 and 10,983,439 shares issued                                         111                        110
    Additional paid-in capital                                                                   26,585                     26,440
    Retained earnings                                                                            19,811                     12,162
    Foreign currency translation adjustment                                                      (1,521)                    (1,121)
                                                                                    --------------------          -----------------
        TOTAL STOCKHOLDERS' EQUITY                                                               44,986                     37,591
                                                                                    --------------------          -----------------
                                                                                  $             218,268          $         186,079
                                                                                    ====================          =================


The accompanying notes are an integral part of these financial statements.

                    GENICOM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)



                                                                  THREE MONTHS ENDED,
                                                          SEPTEMBER 28,               SEPTEMBER 29,
(In thousands, except per share data)                        1997                        1996
                                                        =================        ===================

REVENUES, NET:
    Products                                          $            72,750      $             38,888
    Services                                                       29,939                    29,923
                                                        ------------------       -------------------
                                                                  102,689                    68,811
                                                        ------------------       -------------------

OPERATING COSTS AND EXPENSES:
    Cost of revenues:
       Products                                                    50,663                    26,089
       Services                                                    28,252                    26,201
    Selling, general and administration                            15,251                    14,534
    Engineering, research and
       product development                                          3,816                     1,937
    Gain on sale of investment in subsidiary
    Environmental costs                                                                       1,479
    Restructuring costs                                                                       4,183
                                                        ------------------       -------------------
                                                                   97,982                    74,423
                                                        ------------------       -------------------

OPERATING INCOME (LOSS)                                             4,707                    (5,612)
Interest expense, net                                               1,868                     1,147
Other income                                                                                    (63)
                                                        ------------------       -------------------

INCOME (LOSS) BEFORE INCOME TAXES                                   2,839                    (6,696)
Income tax expense (benefit)                                          553                    (4,467)
                                                        ------------------       -------------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                             2,286                    (2,229)

EXTRAORDINARY ITEM - LOSS ON EXTINGUISHMENT
    OF DEBT, NET OF $258 TAX
                                                        ==================       ===================

NET INCOME (LOSS)                                     $             2,286      $             (2,229)
                                                        ==================       ===================

Earnings (loss) per common share
    and common share equivalent

    Primary                                           $              0.18      $              (0.20)
                                                        ==================       ===================
    Fully diluted                                     $              0.18      $              (0.20)
                                                        ==================       ===================

Weighted average number of common shares and common share equivalents outstanding

   Primary                                                         12,660                    10,968
                                                        ------------------       -------------------

   Fully diluted                                                   12,694                    10,968
                                                        ==================       ===================


                                                                       NINE MONTHS ENDED,
                                                              SEPTEMBER 28,               SEPTEMBER 29,
(In thousands, except per share data)                            1997                        1996
                                                         ======================      ======================

REVENUES, NET:
    Products                                           $               207,952     $               122,190
    Services                                                            89,729                      89,313
                                                         ----------------------      ----------------------
                                                                       297,681                     211,503
                                                         ----------------------      ----------------------

OPERATING COSTS AND EXPENSES:
    Cost of revenues:
       Products                                                        142,578                      84,727
       Services                                                         83,505                      77,789
    Selling, general and administration                                 48,036                      39,821
    Engineering, research and
       product development                                               9,277                       5,834
    Gain on sale of investment in subsidiary                                                        (1,481)
    Environmental costs                                                                              1,479
    Restructuring costs                                                                              4,183
                                                         ----------------------      ----------------------
                                                                       283,396                     212,352
                                                         ----------------------      ----------------------

OPERATING INCOME (LOSS)                                                 14,285                        (849)
Interest expense, net                                                    4,900                       3,299
Other income                                                                                          (153)
                                                         ----------------------      ----------------------

INCOME (LOSS) BEFORE INCOME TAXES                                        9,385                      (3,995)
Income tax expense (benefit)                                             1,739                      (3,876)
                                                         ----------------------      ----------------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                  7,646                        (119)
EXTRAORDINARY ITEM - LOSS ON EXTINGUISHMENT
    OF DEBT, NET OF $258 TAX                                                                          (422)
                                                         ----------------------      ----------------------

NET INCOME (LOSS)                                      $                 7,646     $                  (541)
                                                         ======================      ======================

Earnings (loss) per common share
    and common share equivalent

    Primary                                            $                  0.61     $                 (0.05)
                                                         ======================      ======================
    Fully diluted                                      $                  0.60     $                 (0.05)
                                                         ======================      ======================

Weighted average number of common shares and common share equivalents outstanding

   Primary                                                              12,472                      10,918
                                                         ======================      ======================
   Fully diluted                                                        12,683                      10,918
                                                         ======================      ======================


The accompanying notes are an integral part of these financial statements.

                      GENICOM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                   NINE MONTHS ENDED,
                                                                                     SEPTEMBER 28,                SEPTEMBER 29,
(In thousands)                                                                             1997                       1996
                                                                                    -----------------            ----------------
Cash flows from operating activities:
    Net income (loss)                                                             $             7,646          $            (541)
    Adjustments to reconcile net income to cash provided
      by operating activities:
        Depreciation                                                                           10,063                     10,856
        Amortization                                                                            3,812                      2,505
        Environmental accrual                                                                                              1,479
        Restructuring charge                                                                                               4,183
        Gain on sale of Genicom de Mexico                                                                                 (1,481)
        Changes in assets and liabilities net of effects from acquisitions:
              Accounts receivable                                                             (13,293)                     4,391
              Inventories                                                                     (15,008)                    14,310
              Accounts payable and accrued expenses                                             1,546                    (13,290)
              Deferred income                                                                    (734)                       714
              Other                                                                               306                     (6,691)
                                                                                    ------------------           ----------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                            (5,662)                    16,435
                                                                                    ------------------           ----------------
Cash flows from investing activities:
    Sale of Genicom de Mexico                                                                                              3,950
    Sale of equipment                                                                             350
    Agreements with Digital Equipment Corporation (see Note 6)                                 (4,276)
    Additions to property, plant and equipment                                                (13,618)                    (8,811)
    Other                                                                                        (397)                      (259)
                                                                                    ------------------           ----------------
NET CASH USED IN INVESTING ACTIVITIES                                                         (17,941)                    (5,120)
                                                                                    ------------------           ----------------
Cash flows from financing activities:
    Borrowings from long-term debt                                                             56,905                     63,806
    Payments on long-term debt                                                                (35,996)                   (63,934)
    Financing costs and transactions                                                           (1,468)                    (1,509)
                                                                                    ------------------           ----------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                            19,441                     (1,637)
                                                                                    ------------------           ----------------

Effect of exchange rate changes on cash and cash equivalents                                     (290)                        20
                                                                                    ------------------           ----------------

Net (decrease) increase in cash and cash equivalents                                           (4,452)                     9,698
Cash and cash equivalents at beginning of period                                                5,866                      4,271
                                                                                    ------------------           ----------------
Cash and cash equivalents at end of period                                        $             1,414          $          13,969
                                                                                    ==================           ================


The accompanying notes are an integral part of these financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. In the opinion of management, the accompanying unaudited consolidated financial statements of GENICOM Corporation and subsidiaries (the "Company" or "GENICOM") contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of September 28, 1997, and the results of operations and cash flows for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 29, 1996 Annual Report. The results of operations for the nine months ended September 28, 1997, are not necessarily indicative of the operating results for the full year.

2. Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. Inventories consist of, in thousands:

                                      SEPTEMBER 28,      DECEMBER 29,
                                          1997               1996
                                     ---------------    ---------------
         Raw materials             $        12,274    $          9,105
         Work in process                     3,108               3,383
         Finished goods                     47,373              34,459
                                     ---------------    ---------------
                                   $        62,755    $         46,947
                                     ---------------    ---------------

3. Earnings per share are based upon the weighted average number of common shares and dilutive common share equivalents (using the treasury stock method) outstanding during the period.

                                                 THREE MONTHS ENDED                            NINE MONTHS ENDED
                                      ------------------------------------------    -----------------------------------------
                                           SEPT. 28,             SEPT. 29,              SEPT. 28,             SEPT. 29,
                                             1997                   1996                  1997                   1996
                                      --------------------   -------------------    ------------------    -------------------
Weighted average common share
 outstanding                                       11,056                10,968                11,023                 10,918
                                      --------------------   -------------------    ------------------    -------------------
Dilutive common stock equivalents:
 Options- Primary                                   1,604                                       1,449
                                      --------------------   -------------------    ------------------    -------------------
Shares outstanding - Primary                       12,660                10,968                12,472                 10,918
                                      --------------------   -------------------    ------------------    -------------------
Dilutive common stock equivalents:
 Options - Fully diluted                            1,638                                       1,660
                                      --------------------   -------------------    ------------------    -------------------
Shares outstanding - Fully diluted                 12,694                10,968                12,683                 10,918
                                      --------------------   -------------------    ------------------    -------------------



4. For reporting periods ending after December 15, 1997, the Company will be required to report earnings per share in accordance with SFAS
         No. 128 "Earnings per Share".    Basic earnings per share would have
         been $0.21 and $(0.20) for the third quarter of 1997 and 1996, respectively, and $0.69 and $(0.05) for the nine months ended September 28, 1997 and September 29, 1996, respectively, if calculated pursuant to SFAS No. 128.

5.     Texas Instruments Worldwide Printer Business

         On September 30, 1996, the Company acquired certain assets of Texas Instruments worldwide printer and related supplies business for the purchase price of approximately $29.5 million. The acquisition was financed primarily through the Company's credit facility with NationsBank and a note of $9 million to Texas Instruments with interest of approximately 8.5% payable over two years. The goodwill of approximately $10 million associated with the purchase is being amortized over seven years. The note to Texas Instruments was paid in full in September 1997.

         Pro Forma Financial Information

         Presented below are the unaudited pro forma 1996 statements of operations as if the acquired operations had been integrated into the Company effective January 1, 1996. Accounting adjustments have been made in the pro forma financial information to include estimated costs of the combinations and to reflect the integration and consolidation of facilities and personnel. Included in such integration costs are relocation costs associated with facilities and employee expenses. This pro forma information has been prepared for comparative purposes only and does not purport to be indicative of the results that actually would have been obtained if the acquired operations had been conducted by the Company during the periods presented, and is not intended to be a projection of future results. Presentation is in thousands except for earnings per share amounts.

                                                  THREE MONTHS ENDED                            NINE MONTHS ENDED
                                         -------------------------------------         ------------------------------------
                                             SEPT. 28            SEPT. 29,                SEPT. 28,           SEPT. 29,
                                               1997                1996                     1997                1996
                                         -----------------    ----------------         ----------------    ----------------
Revenue                                $          102,689   $          91,914        $         297,681   $         288,921
Pre-Tax Income                                      2,839              (5,073)                   9,385               1,445
                                         -----------------    ----------------         ----------------    ----------------
Net Income                                          2,286              (1,158)                   7,646               3,049
                                         -----------------    ----------------         ----------------    ----------------
Earnings per share - Primary           $             0.18   $           (0.11)       $            0.60   $            0.28
                                         -----------------    ----------------         ----------------    ----------------
Weighted average shares outstanding                12,660              10,968                   12,472              10,918
                                         -----------------    ----------------         ----------------    ----------------


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

         Atlantic Design:

         In December 1995, the Company entered into a five year agreement later extended one year with Atlantic Design Company, a subsidiary of Ogden Services Corporation, ("ADC") in which ADC took over the Company's manufacturing operations and employees in McAllen, Texas and Reynosa, Mexico. The agreement is automatically renewed unless notice is
         given.   ADC is committed to manufacturing all of the Company's impact printer products, printed circuit boards, related supplies and spare parts. The Company will retain design, intellectual property and distribution rights. As part of this agreement, the Company is to be a preferred provider of impact and page printers and multivendor information technology services to Ogden Services Corporation.

         Ogden Services Corporation is attempting to divest ADC. The Company's contract with ADC contains a clause requiring GENICOM's consent to the sale, which consent cannot be unreasonably withheld. The Company is currently evaluating preliminary information received from ADC concerning a potential purchaser.

         In early August 1997, the Company received notification that ADC filed a Demand for Arbitration with the American Arbitration Association seeking a legal interpretation of the pricing provisions in the agreement between ADC and the Company and the recovery of an amount in dispute said to be approximately $2 million. The Company filed a counterclaim against ADC for approximately $10 million alleging various defaults under the agreement. Ogden Services Corporation filed a counterclaim against the Company seeking unspecified damages in excess of $10 million alleging the Company was improperly interfering with the sale of ADC. No arbitrator has yet been appointed or hearing dates set. The Company cannot presently predict the outcome of this matter or how the respective claims will be resolved. Neither the arbitration proceeding nor the resolution of the open issues between the Company and ADC is expected to impact the continued supply of the products ADC is manufacturing for the Company.

         Digital Equipment Corporation:

         On August 10, 1997, GENICOM Corporation and Digital Equipment Corporation ("DEC") entered into several agreements including an Asset Purchase Agreement, a Trademark License Agreement and a Cooperative Marketing and Sales Agreement (the "Agreements"). Under the Agreements, the Company became DEC's exclusive supplier of Digital-branded printer products with the Company assuming responsibility for DEC's printer business through an in-sourcing program that aligns the Company's operations as close to the inside of DEC as practical. The Company is providing a broad line of products, business planning, technical support and distribution services to DEC's marketing channels. As part of the transaction, the Company hired selected employees, acquired certain assets, received assignment and license rights for certain intellectual properties, and has access to DEC's customer base. The Company will pay DEC a royalty on all printer sales related to the Agreements.

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

7. On July 3, 1997, the Company amended its credit agreement with NationsBank of Texas, N.A., as agent for a group of banks, which increased the Company's revolving credit line from $35 million to $40 million. Other terms and conditions of the credit agreement generally remained unchanged

         On September 5, 1997, the Company further amended and restated its credit agreement with NationsBank, increasing its total credit facilities to $110 million from $80 million. The Company used part of the proceeds from the credit facilities to repay the $9 million note to Texas Instruments. The term notes totaled $55 million with maturities of 5 and 7 years and the revolving credit line was
         increased from $40 million to $55 million.   The financial covenants
         for the facility were redefined. The Company entered into a new interest rate swap which fixes the interest rate on $37.5 million of debt for a term of three years. The fixed rate at the time the amendment was executed was approximately 8.5%. The revolving credit line was increased to $70 million in October 1997 when commitments from additional lenders were received increasing the total credit facilities to $125 million.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition:

                             RESULTS OF OPERATIONS

----------------------------------------------------------------------------------------------------------------------------------
                                                           THREE MONTHS ENDED                        NINE MONTHS ENDED
                                             ------------------------------------------  -----------------------------------------
                                               3RD QTR.                     3RD QTR.       3RD QTR.                   3RD QTR.
(in millions)                                    1997          CHANGE         1996           1997         CHANGE        1996
----------------------------------------------------------------------------------------------------------------------------------
Revenues - Enterprising Service Solutions      $     29.9    $          0   $     29.9     $     89.7   $       0.4    $      89.3
Revenues - Document Solutions                        72.8            33.9         38.9          208.0          85.8          122.2
                                                -----------    -----------   ----------     ----------    ----------     ---------
Total Revenue                                  $    102.7    $       33.9   $     68.8     $    297.7   $      86.2    $     211.5
                                                -----------    -----------   ----------     ----------    ----------     ---------
Percentage change                                                   49.2%                                      40.7%
----------------------------------------------------------------------------------------------------------------------------------



Revenue in the third quarter of 1997 increased 49.2% from the third quarter of 1996 primarily due to the revenue growth in Document Solutions ("DSC") as a result of the acquisition of Texas Instruments' printer business and the Digital Equipment Corporation Agreements. DSC revenue, excluding Relays, was 95.7% higher than the third quarter of 1996 as a result of the acquisition of the Texas Instruments' printer and related supplies business and the Digital Agreements. Enterprising Service Solutions ("ESSC") revenue was flat quarter to quarter. Integrated Network Service ("INS") revenue, which represents approximately of 20% ESSC revenue, increased 81.2% on strong performance of the Canadian subsidiary and a new project in the U.S. with the NASDAQ Stock Market. Revenue from Multivendor Services ("MVS"), also part of ESSC, decreased 9.9% in the third quarter of 1997 compared to the year ago quarter. MVS is in the final stages of transitioning its depot operations from Bedford, Massachusetts and Waynesboro, Virginia to a single depot in Louisville, Kentucky. The loss of revenue from the Bedford depot, which closed early in the second quarter, has not yet been fully recovered by the Louisville depot. Some of the legacy revenue from Bedford was not transferred to the Louisville depot. In addition, the Louisville depot transition is behind schedule, is still housed in temporary facilities and is experiencing startup inefficiencies which are being addressed through management and operational process changes.

For 1997 year to date, revenue increased $86.2 million from 1996. DSC's revenue, excluding Relays, increased $83.8 million or 74.9% primarily due to the Texas Instruments acquisition and the Digital Agreements. ESSC's revenue for 1997 increased $0.4 million compared to 1996 principally from strong
performance by INS which was partially offset by lower revenue from MVS.   The
decline in revenue by MVS was primarily a result of the decline of legacy revenue in the Bedford depot and the consolidation of the depots mentioned above.

Relay revenues, which are included as part of Document Solutions in the above table, were flat in the third quarter of 1997 as compared to the prior year quarter. For 1997 year to date, relay revenues have increased $1.9 million from 1996.

-----------------------------------------------------------------------------------------------------
                                          3RD QUARTER           4TH QUARTER             3RD QUARTER
(in millions)                                 1997                 1996                     1996
-----------------------------------------------------------------------------------------------------
Order Backlog                              $    60.5           $        56.7            $       39.5
Change: 3rd Quarter of 1997 compared to
        Amount                                                           3.8                    21.0
        Percentage                                                      6.7%                   53.2%
-----------------------------------------------------------------------------------------------------


The increase in order backlog from the third quarter of 1996 primarily reflects the effect of the Texas Instruments acquisition and the Digital Agreements. The increase in the backlog from the fourth quarter of 1996 is principally the result of the Digital Agreements partially offset by a decline in relays backlog. The

Company's backlog as of any particular date should not be the sole measurement used in determining sales for any future period.

------------------------------------------------------------------------------------------------------------------------------
                                                          THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                 ---------------------------------------   -----------------------------------
                                                   3RD QTR.                  3RD QTR.       3RD QTR.               3RD QTR.
(IN MILLIONS)                                        1997       CHANGE         1996           1997       CHANGE      1996
------------------------------------------------------------------------------------------------------------------------------
Gross margin - Enterprising Service Solutions       $      1.7  $     (2.0)  $       3.7     $      6.2  $    (5.3) $     11.5
Gross margin - Document Solutions                         22.1         9.3          12.8           65.4       27.9        37.5
                                                   - ---------   ---------    ----------      ---------    --------   --------
Total gross margin                                  $     23.8  $      7.3   $      16.5     $     71.6  $    22.6  $     49.0
                                                   - ---------   ---------    ----------      ---------    --------   --------
As a % of revenue                                        23.2%                     24.0%          24.1%                  23.2%
------------------------------------------------------------------------------------------------------------------------------



Gross margin, as a percent of revenue, decreased from 24.0% in the third quarter of 1996 to 23.2% in the third quarter of 1997. As a percent of revenue, gross margin for DSC excluding Relays decreased to 31.2% for the quarter ended September 28, 1997 from 37.9% for the quarter ended September 29, 1996. This decrease is primarily the result of a higher percentage of supply sales from Texas Instruments and the Digital branded products which carry lower gross margins than GENICOM designed supplies. For ESSC, gross margin decreased from 12.4% for the third quarter of 1996 to 5.7% for 1997 reflecting the costs associated with consolidation of the depots and redundant costs between depots. Relays gross margin increased from (18.0)% to 13.4% reflecting more efficient operation of this small business unit.

As a percent of revenue, gross margin for the nine months ended September 28, 1997 was 24.1% as compared to 23.2% for the nine months ended September 29, 1996. The gross margin percentage for DSC for the first nine months of 1997 decreased to 32.1% from 33.3% in 1996 due to the larger volume of lower margin supplies sales mentioned above. ESSC's gross margin percentage declined to 6.9% for year to date 1997 from 12.9% for the same period in 1996 for the reasons described above. Relay's gross margin increased from 1.8% to 20.9%.

---------------------------------------------------------------------------------------------------------------------------
                                                  THREE MONTHS ENDED                            NINE MONTHS ENDED
                                        ------------------------------------------   --------------------------------------
                                          3RD QTR.                      3RD QTR.       3RD QTR.                   3RD QTR.
(in millions)                               1997          CHANGE         1996           1997           CHANGE       1996
---------------------------------------------------------------------------------------------------------------------------
Operating expenses:
Selling, general and administrative     $     15.3   $        0.8   $      14.5     $        48.0    $      8.2  $     39.8
Engineering, research and product
  development                                  3.8            1.8           2.0               9.3           3.5         5.8
                                           ------       ---------     ---------      ------------      --------    --------
Total                                   $     19.1   $        2.6   $      16.5     $        57.3    $     11.7  $     45.6
                                           ------       ---------     ---------      ------------      --------    --------
As a % of revenue                             18.6%                       24.0%             19.2%                     21.6%
---------------------------------------------------------------------------------------------------------------------------




The increase of $2.6 million in operating expenses from the third quarter of 1996 was primarily a result of elevated levels of spending needed to support the higher revenue in 1997 including the new products acquired from Texas Instruments and Digital, transition costs to the new Louisville depot and increased compensation and benefit costs. Engineering increased $1.8 million due to development costs related to the new travel printer business acquired from Texas Instruments and product development undertaken as part of the Digital Agreements. Operating expenses declined as a percentage of revenue in the second quarter of 1997 to 18.6% as compared to 24.0% in 1996.

For the first nine months of 1997, operating expenses increased $11.7 million compared to 1996 primarily for the reasons mentioned above.

-------------------------------------------------------------------------------------------------------------------------
                                      THREE MONTHS ENDED                                 NINE MONTHS ENDED
                        ------------------------------------------------    ---------------------------------------------
                         3RD QTR.                          3RD QTR.          3RD QTR.                         3RD QTR.
(in millions)              1997            CHANGE            1996              1997            CHANGE           1996
-------------------------------------------------------------------------------------------------------------------------
Interest expense, net    $  1.9          $ 0.8            $       1.1      $        4.9      $     1.6       $      3.3

Percentage change                         72.7%                                                   48.5%
-------------------------------------------------------------------------------------------------------------------------

Interest expense increased $0.8 million in the third quarter of 1997 as compared to the year-ago quarter primarily as a result of higher borrowings in 1997 due to the debt associated with the acquisition of the Texas Instruments' printer business, increased working capital needs to support the business expansion being experienced by the Company, the consolidation of the Massachusetts and Virginia depots and increased capital expenditures for the Company's new business system. Interest expense for the nine months ended September 28, 1997 increased $1.6 million compared to the same period in 1996 for the above reasons.

----------------------------------------------------------------------------------------------------------------------
                                     THREE MONTHS ENDED                                NINE MONTHS ENDED
                        ----------------------------------------------    --------------------------------------------
                         3RD QTR.                        3RD QTR.          3RD QTR.                        3RD QTR.
(in millions)              1997           CHANGE           1996              1997           CHANGE           1996
----------------------------------------------------------------------------------------------------------------------
Income tax expense      $         0.6    $        5.1    $       (4.5)     $        1.7   $         5.6   $      (3.9)

Effective tax rate               19.5%                          -66.7%             18.5%                        -97.0%
----------------------------------------------------------------------------------------------------------------------




The effective tax rate for the third quarter of 1997 was 19.5%. This rate reflects the Company's current estimate of its annual tax rate of approximately 19.0%. The below normal tax rate is associated with the reversal of approximately $1.5 million of consolidated valuation allowance on deferred tax assets. In the third quarter of 1996, the Company took a tax benefit of $2.8 million associated with reversal of U.S. deferred tax asset valuation allowances.

                        LIQUIDITY AND CAPITAL RESOURCES


-----------------------------------------------------------------------------------------------------------
                                                                       NINE MONTHS ENDED
                                                     ------------------------------------------------------
                                                           3RD QUARTER                   3RD QUARTER
(in millions)                                                 1997                          1996
-----------------------------------------------------------------------------------------------------------
Cash (used in) provided by operations              $                      (5.7)  $                      16.4

Cash used in investing activities                                        (17.9)                         (5.1)

Cash provided by (used in) financing activities                           19.4                          (1.6)

-----------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------
                                 3RD QUARTER                   4TH QUARTER
(in millions)                        1997                          1996
---------------------------------------------------------------------------------
Working capital           $                 61.1        $               36.0

Inventories                                 62.8                        46.9

Debt obligations                            75.5                        54.5

Debt to equity ratio               1.7 to 1                      1.5 to 1
---------------------------------------------------------------------------------

Cash used by operations changed $22.1 million from the first nine months of 1996 principally as a result of higher inventory and accounts receivable balances necessary to support the increased levels of revenue. The Company's working capital increased $25.1 million as of September 28, 1997 as compared to December 29, 1996 due primarily to a $15.9 million increase in inventory and a $12.3 million increase in accounts receivable necessary to support the higher level of sales. Debt increased significantly with the proceeds used to support the working capital needs of the business, the closing of the depots and the increased capital expenditures of the new business systems. The debt to equity ratio increased slightly due to the increased debt needed to support operations which has yet to be reflected in earnings.

On July 3, 1997, the Company amended its credit agreement with NationsBank of Texas, N.A., as agent for a group of banks, which increased the Company's revolving credit line from $35 million to $40 million. Other terms and conditions of the credit agreement generally remained unchanged.

On September 5, 1997, the Company further amended and restated its credit agreement with NationsBank, increasing its total credit facilities to $110 million from $80 million. The Company used part of the proceeds from the credit facilities to repay the $9 million note to Texas Instruments. The term notes totaled $55 million with maturities of 5 and 7 years and the revolving
credit line was increased from $40 million to $55 million.   The financial
covenants for the facility were redefined. The Company entered into a new interest rate swap which fixes the interest rate on $37.5 million of the debt for a term of three years. The fixed rate at the time the amendment was executed was approximately 8.5%. The revolving credit line was increased to $70 million in October 1997 when commitments from additional lenders were received increasing the total credit facilities to $125 million.

As of September 28, 1997, the Company had $35.0 million available for borrowing under its revolving credit agreement.

In early August 1997, the Company received notification that ADC filed a Demand for Arbitration with the American Arbitration Association seeking a legal interpretation of the pricing provisions in the agreement between ADC and the Company and the recovery of an amount in dispute said to be approximately $2 million. The Company filed a counterclaim against ADC for approximately $10 million alleging various defaults under the agreement. Ogden Services Corporation filed a counterclaim against the Company seeking unspecified damages in excess of $10 million alleging the Company was improperly interfering with the sale of ADC. No arbitrator has yet been appointed or hearing dates set. The Company cannot presently predict the outcome of this matter or how the respective claims will be resolved. Neither the arbitration proceeding nor the resolution of the open issues between the Company and ADC is expected to impact the continued supply of the products ADC is manufacturing for the Company.

GENICOM provides an array of services and products addressing different niches of the information processing industry, competing against a wide range of companies from large multinationals to small domestic entrepreneurs. Except for the historical information contained herein, the matters discussed in this 10Q include forward-looking statements that involve a number of risks and uncertainties. Terms such as "believes", "expects", "plans", "intends", "estimates", or "anticipates", and variations of such words and similar expressions are intended to identify such forward looking statements. There are certain important factors and risks, including the change in hardware and software technology, economic conditions in the North American and Western European markets, the anticipation of growth of certain market segments and the positioning of the Company's products and services in those segments, selective service customers whose business is declining, seasonality in the buying cycles of certain of the Company's customers, the timing of product announcements, the release of new or enhanced products and services, the introduction of competitive products and services by existing or new competitors, access to and development of product rights and technologies, the management of growth, disruption in the ability of Atlantic Design Corporation to maintain its production commitments to the Company, changes in the costs of production of the Company's products and service including any that may arise as a result of the resolution of claims raised by Atlantic Design Company, Inc. under its December 18, 1995 Services Agreement with the Company, the integration of acquisitions, including but not limited to the Company's acquisition of Texas Instruments printer business as of September 30, 1996, the Company's ability to perform under the Digital Agreements, the transitioning of the Bedford and Waynesboro depots to Louisville, Kentucky and resolution of start up inefficiencies, GENICOM's ability to retain highly skilled technical, managerial and sales and marketing personnel, possible litigation related to the Company's operations, including litigation arising under various environmental laws, and the other risks detailed from time to time in the Company's SEC reports, including reports on Form 10K, that could cause results to differ materially from those anticipated by the statements contained herein.

                          PART II. - OTHER INFORMATION

Item 1.    Legal Proceedings:

In early August 1997, the Company received notification that ADC filed a Demand for Arbitration with the American Arbitration Association seeking a legal interpretation of the pricing provisions in the agreement between ADC and the Company and the recovery of an amount in dispute said to be approximately $2 million. The Company filed a counterclaim against ADC for approximately $10 million alleging various defaults under the agreement. Ogden Services Corporation filed a counterclaim against the Company seeking unspecified damages in excess of $10 million alleging the Company was improperly interfering with the sale of ADC. No arbitrator has yet been appointed or hearing dates set. The Company cannot presently predict the outcome of this matter or how the respective claims will be resolved. Neither the arbitration proceeding nor the resolution of the open issues between the Company and ADC is expected to impact the continued supply of the products ADC is manufacturing for the Company.

Item 2.    Changes in Securities:

Not applicable.

Item. 3    Defaults Upon Senior Securities:

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders:

Not applicable

Item 5.    Other Information:

Not applicable

Item 6.  Exhibits and Reports on Form 8-K:

a)       Exhibits

                NUMBER            DESCRIPTION
               ---------------   ------------------------------------
                27.1              Financial Data Schedule

b)       Reports on Form 8-K:

         The Company filed a report on Form 8-K on August 25, 1997, later amended on October 22, 1997, which reported that it had executed agreements with Digital Equipment Corporation to be Digital's exclusive supplier of printer products. Copies of the agreements were included as Exhibits 2.1 through 2.3.

         In addition, the Company filed a report on Form 8-K on September 22, 1997 which reported that it had executed an amended and restated credit agreement with NationsBank of Texas, N.A., as agent for a group of banks, increasing the Company's credit facilities from $80 million to $110 million. A copy of the agreement was included as Exhibit 10.1.

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




                                               GENICOM Corporation
                                       -----------------------------------
                                                    Registrant


Date:  November 12, 1997


                                                /s/James C. Gale
                                       -----------------------------------
                                                    Signature

                                       James C. Gale
                                       Senior Vice President Finance and
                                       Chief Financial Officer

                                       (Mr. Gale is Chief Financial
                                       Officer and has been duly
                                       authorized to sign on behalf of
                                       the Registrant)

                      GENICOM CORPORATION AND SUBSIDIARIES

                         INDEX TO EXHIBITS TO FORM 10-Q

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 1997



 EXHIBIT
 NUMBER           DESCRIPTION                                                            PAGE
-------------    ------------------------------------------------------------------     ------------------------
 27.1             Financial Data Schedule                                                Filed only with
                                                                                         EDGAR version