Form 10-K405
period 1997-12-28
GENICOM CORP
filed 1998-03-30
CIK 766738

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 1997
                                       OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934      [NO FEE REQUIRED]

For the transition period from            to
                               ----------    -----------

                          Commission File No.: 0-14685

                              GENICOM CORPORATION
             (Exact name of registrant as specified in its charter)


                  DELAWARE                              51-0271821
       (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)              Identification No.)

       14800 CONFERENCE CENTER DRIVE
          SUITE 400, WESTFIELDS,
           CHANTILLY, VIRGINIA                            20151
  (Address of principal executive offices)             (Zip Code)


       Registrant's telephone number, including area code: (703) 802-9200

       Securities registered pursuant to Section 12(b) of the Act:  None
          Securities registered pursuant to Section 12(g) of the Act:
                          Common stock, $.01 par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. X
                                         -

         As of January 30, 1998, there were 11,384,606 shares of Common Stock of the Registrant outstanding. The aggregate market value of the shares of Common Stock held by non-affiliates (without admitting that any person whose shares are not included in determining such value is an affiliate) was approximately $119,538,363 based upon the closing price of the shares in the NASDAQ over-the-counter market on January 30, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive proxy statement with respect to the Annual Meeting of Stockholders to be held on May 20, 1998: Part III

                      GENICOM CORPORATION AND SUBSIDIARIES
                                FORM 10-K INDEX

                                       PART I


Item 1.        Business                                                                       3
Item 2.        Properties                                                                    14
Item 3.        Legal Proceedings                                                             14
Item 4.        Submission of Matters to a Vote of Security Holders                           15

Executive Officers of the Registrant.                                                        16

                                       PART II


Item 5.        Market for the Registrant's Common Stock and Related Stockholder Matters      17
Item 6.        Selected Financial Data                                                       18
Item 7.        Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                   19
Item 8.        Financial Statements and Supplementary Data                                   26
Item 9.        Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure                                                    51


                                       PART III


Item 10.       Directors and Executive Officers of the Registrant                            51
Item 11.       Executive Compensation                                                        51
Item 12.       Security Ownership of Certain Beneficial Owners and Management                51
Item 13.       Certain Relationships and Related Transactions                                51


                                       PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K               51
Signatures                                                                                   56
Index to Financial Statements and Schedules                                                 F-1
Index to Exhibits                                                                           E-1

ITEM 1. BUSINESS

GENERAL

GENICOM Corporation ("GENICOM" or the "Company"), through its worldwide operations, provides maintenance and repair services for computer systems produced by multiple vendors, network planning, integration and optimization services. The Company develops, manufactures, and distributes printers and related products. GENICOM's service business include information management, procurement, on-site installation and repair, and off-site repair, refurbishment, and re-manufacturing. With the acquisition of certain assets of Novadyne Computer Systems on November 14, 1997, GENICOM significantly increased the size of its service business. GENICOM continues to design, manufacture, and distribute impact and page printers for (i) use in cost sensitive environments; (ii) the printing of multi-part forms and bar-codes; (iii) providing printing connectivity in proprietary systems; and (iv) the travel industry. On September 30, 1996, GENICOM acquired Texas Instruments' worldwide printer business which enabled the Company to expand its printer product line in mid-range printers and products specifically directed at the travel industry. In August 1997, GENICOM entered into agreements with Digital Equipment Corporation ("DEC") to design, market, distribute and support DEC printer products, giving GENICOM access to certain distribution channels to which the Company did not have access previously. The Company also provides spare parts and supplies such as print heads, printed wire boards, ribbons and printer cartridges for both the Company's as well other manufacturers' printers.

BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

The Company's businesses are reported in two business segments: Enterprising Service Solutions and Document Solutions. Financial information by business segment and geographic location appears on pages 46, 47 and 48 of this Annual Report on Form 10-K. This information includes sales and service revenues, operating income and identifiable assets for the years ended December 28, 1997 and December 29, 1996.

Operation of the Company's subsidiaries in Australia, Canada, and Europe is subject to various risks associated with political and economic developments in such countries, such as tariffs imposed to discourage imports, varying product standards and specifications, and value added and excise taxes. In addition, GENICOM is exposed to currency fluctuation risks as a result of its international sales and sourcing of products from foreign vendors.
Accordingly, sales or cost of components may decrease or increase as the value of the United States dollar appreciates or depreciates relative to the currency of the source country. The Company purchases forward exchange contracts as a strategy to assist in minimizing these currency risks and expects to continue this practice in the future.

ENTERPRISING SERVICE SOLUTIONS

                                    GENERAL

GENICOM performs a wide range of service related activities through its Enterprising Service Solutions company ("ESSC"). ESSC provides customer services and support to assist in the performance of networked business systems. ESSC's services are classified as follows:

        - Professional Services            - On-Site
        - Procurement Services             - Off-Site

                             PROFESSIONAL SERVICES

Professional Services provides a full range of information management services including creation, operation and maintenance of a customer's information system. With the acquisition of certain assets of Novadyne Computer Systems in November 1997, Professional Services expanded its portfolio and delivery capabilities to include Wide Area Networking (WAN) products, staff augmentation and deployment services with many telecommunication voice and data circuit providers as well as the ability to support SUN operating systems.

Professional Services offers the following products:

         Help Desk Services - Provides call screening and first and second level technical support.

         Network Professional Services - Provides network performance baselining, asset baselining, consultation and analysis, network administration, network monitoring and network design.

         Project Management Services - Provides management reporting, network changes including moves, adds, deletes and upgrades, network roll-out or deployment, service planning, staff augmentation and training.

         Logistics Services - Provides logistics planning, logistics procurement and provisioning and parts logistics management.

                              PROCUREMENT SERVICES

Procurement Services provides Value-Added Resale of computer systems, peripherals and network hardware, software and spare parts. Procurement Services offers two product lines. System Provisioning Services provides all network product procurement requirements. Spare Part Sales provides support for the provisioning of multivendor printers, monitors and other computer systems and peripherals in quantities and with same day shipment.

                                ON-SITE SERVICES

On-Site Services provides repair and installation of information and networked systems. Field engineers are dispatched from a central telecommunications support site to the customer's local premise. All required services are performed at the customer's location. In addition to ESSC's own field engineers, the Company has access to qualified Authorized Third-Party Service Providers to increase geographic service coverage.

In 1997, ESSC began using a two-way paging system which allows field engineers to update, check status and close out service calls real-time. This system also provides the field engineers with Internet access email and data retrieval. In 1998, ESSC should complete implementation of a computer support system which provides customers and the Company an advanced and responsive networked business system for managing services.

On-Site Services offers three products.

         Installation Services - Performs the physical installation of supported equipment at the customer's location and ensures the equipment is operational.

         Remedial Services - Repairs and maintains equipment at the customer's site.

         Preventive Maintenance Service - Periodic checks are performed to avoid unscheduled down time of a computer system.

                               OFF-SITE SERVICES

Off-Site Services repair, refurbish and re-manufacture business equipment and systems at one of two repair depots in Louisville, Kentucky or Fort Worth, Texas. The services at the Louisville depot were formerly performed at two other depots in Bedford, Massachusetts and Waynesboro, Virginia. Both of these depots ceased operations in 1997 and the majority of the business from these depots was transferred to the Louisville depot.

The Louisville depot repairs printers, keyboards, personal computers, controllers, other network related hardware, workstations, systems, and monitors. The Fort Worth depot repairs laptop and desktop computers. The Fort Worth facility is used principally to perform out-sourced services for AST Research, Inc.

Off-Site Services offers three products.

         Depot Repair Services - Unit repair or refurbishment in a GENICOM quality controlled repair facility by qualified depot technicians.

         Integration Services - Multivendor products are set-up, tested, wrapped and shipped to a customer's location for "plug and play" installation.

         Asset Management Services - Repair and refurbishment of equipment and return to the customer within twenty-four hours.

SALES AND MARKETING

ESSC's acquisition of certain assets of Novadyne Computer Systems, Inc. provided a significant increase in sales and marketing resources. The sales force has more than doubled from the prior year, providing increased customer and geographic coverage. The sales team has been divided to service the four major product groups. These sales teams target specific customers and vertical markets with a specific set of services. These customers include systems and peripherals manufacturers, systems integrators, systems VARs and resellers, and major end-users.

COMPETITION

The market size of ESSC related services is expected to be almost $35 billion in 1998, according to Dataquest estimates. Currently, there is no individual company with a significant market share. The markets in which ESSC operates are highly competitive. Due to the scope of service capabilities ESSC delivers to their customers, many competitors of various size and focus are encountered. These competitors range from the service divisions of worldwide systems and peripheral manufacturers to small regional service providers with less than 10 employees.

ESSC competes with, among others, independent providers of repair services, in-house repair centers of OEMs and third party maintenance organizations
(TPMs). ESSC believes that it offers cost-effective maintenance and repair solutions to OEMs and TPMs and, therefore, considers these entities potential customers.

The Company believes that ESSC has developed significant scope and scale in a broad range of service solutions. This should allow ESSC to provide its customers with consistent service solutions at a low overall cost. ESSC competes primarily on the basis of the scope and quality of its value-added services and price. Due in part to the capital costs necessary to maintain adequate inventory and equipment as well as the geographic disbursement of need to service large OEMs and TPMs, ESSC believes the economic constraints of small maintenance and repair companies preclude them from competing with ESSC for large programs. ESSC also believes that the scope of its maintenance and repair operations and capabilities provides it with some competitive advantages over some of its competitors.

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

On August 10, 1997, the Company entered into agreements with Digital Equipment Corporation (DEC) Printing Systems Business and became the exclusive supplier of Digital Branded Printer Solutions worldwide. The Company acquired design rights, product intellectual property rights, vendor and customer contracts, inventory and a license to use the Digital Logo, DEC Trademark and other trademarks for programs within the Cooperative Marketing Agreement. The agreements expanded the Company's product lines in the mid-range client/server environment and enabled the Company to provide custom applications in the Digital VMS environments.

Document Solutions also sells spare parts and supplies, for both GENICOM products and those manufactured by other vendors. Supplies include items that have a relatively short life such as printer ribbons and cartridges, while spare parts include items that have generally a longer life such as print heads and printed wire boards.

The following table sets forth a summary of certain performance features of GENICOM's principal printer products. Manufacturer's List Price Range is as of January, 1998. Sales price may vary depending on features installed, customization, discounts and other factors.

                                                                                                      Manufacturer's
                                                                                                        Suggested
      Printer         Technology        Draft                                                           List Price
   Product Family        Type        Print Speed           Features                  Options              Range
-------------------------------------------------------------------------------------------------------------------------
 IMPACT-SERIAL

 93Xe series         9 wire         300 to 435      personal workstation      pull tractor, serial     $550-$883
                     serial         cps             printer, ideal for        interface board,
                     matrix                         small footprint           tabletop printer
                                                    applications              stand

 2400 Series         9 wire         270 to 320      designed for attachment                            $1,492-$1,658
                     serial         cps             to IBM 3270 controllers
                     matrix                         (coax and IBM AS/400
                                                    twinax) with versatile
                                                    paper handling

 880 Series          9 wire         300 cps         heavy duty printer        barcode kit, acoustic    $2,195-$2,320
                     serial                                                   cover, pedestal and
                     matrix                                                   paper handling
                                                                              options

 885 Series          9 wire         300 cps         80 column, heavy duty     barcode kit, acoustic    $2,295-$2,420
                     serial                         printer                   cover, pedestal and
                     matrix                                                   paper handling
                                                                              options

 3400 Series         9, 18 or 24    400 to 840      mid-range and             paper handling           $1,395-$2,995
                     wire serial    cps             high-speed network        options, colorkit and
                     matrix                         printers, advanced        pedestal
                                                    paper handling to
                                                    include dual tractors
                                                    and auto sheet feeder,
                                                    postnet and bar codes,
                                                    with automatic
                                                    switching serial
                                                    (parallel interface)

 3500 Series         9, 18 or 24    400-840 cps     designed for attachment   paper handling           $2,195 - $3,595
                     wire                           to IBM 3270 controllers   options, colorkit and
                     serial                         (coax )and IBM AS/400     pedestal
                     matrix                         (twinax) with
                                                    additional
                                                    autoswitching parallel
                                                    interface, dual
                                                    tractors and sheet
                                                    feeder and resident bar
                                                    codes

 8900 Series         18 wire        400 cps         heavy duty, mid-range     bar code and font        $2,345-$2,859
                     serial                         printers with the         kits, DEC LA 120
                     matrix                         ability to print on       emulation, RS-422
                                                    9-part forms              kit, current loop
                                                                              kit, MacAdapter kit,
                                                                              acoustic cover,
                                                                              pedestal and paper
                                                                              handling options

 3800 Series         18 wire        600 cps         high-speed, heavy duty,   QMS /IGP graphics,       $2,125 - $3,168
                     serial                         network printer,          RS-422 kit, pedestal
                     matrix                         advanced paper handling   and paper handling
                                                    and single/dual path,     options
                                                    POSTNET and bar codes


 3900 Series         18 wire        600 cps         designed for attachment   pedestal and paper       $2,999 - $3,400
                     serial                         to IBM 3270 controllers   handling options
                     matrix                         (coax) and IBM Systems
                                                    3X or AS/400 (twinax),
                                                    high-speed, advanced
                                                    paper handling and bar
                                                    codes

 IMPACT
 4490 Series
                     shuttle        1400 lpm        heavy-duty cycle,         additional fonts and     $10,158 -
                     matrix line                    maintenance free          paper motion             $11,660
                     printer                        features, advanced        detector, QMS/IGP
                                                    paper handling,           graphics
                                                    graphics and bar codes

 4590 Series         shuttle        1400 lpm        designed for attachment   additional fonts and     $11,158 -
                     matrix line                    to IBM 3270 controllers   paper motion             $12,955
                     printer                        (coax), IBM Systems 3X    detector, QMS/IGP
                                                    or AS/400 (twinax) and    graphics
                                                    bar codes

 4800 Series         shuttle        400 to 800      reliable, low cost of     QMS & IGP graphics       $5,995 - $8,995
                     matrix line    lpm             ownership printer         IBM twinax and coax
                     printer                        designed for
                                                    connectivity to
                                                    stand-alone systems and
                                                    ethernet and token ring
                                                    LANS running TCP/IP and
                                                    other protocols

 4900 Series         shuttle        400 to 800      designed for attachment   additional fonts         $7,047 - $10,290
                     matrix line    lpm             to IBM 3270 controllers   QMS/IGP bar codes
                     printer                        (coax), IBM Systems 3X
                                                    or AS/400 (twinax), bar
                                                    codes and IPDS

 NONIMPACT

 microLaser          laser          12 to 17 ppm    desktop, network and      versatile                $1,499 - $1,599
 Series              printers                       multiuser environments,   input/output paper
                                                    high resolution,          handling devices and
                                                    multiple resident         duplexing
                                                    fonts, PostScript level
                                                    2 & PCL5E compatible.
                                                    Supports various paper
                                                    sizes.

 7900 Series         laser          10 to 16 ppm    multiuser, IBM client     MarkNet internal         $2,582 - $4,125
                     printers                       server environments,      network adapter
                                                    full IBM 4028 IPDS        connects up to 18
                                                    emulation, PCL5E &        different operating
                                                    Postscript Level 2        systems, versatile
                                                    compatible up to 1200     input/output paper
                                                    dpi, bar codes, labels,   handling devices and
                                                    graphics, electronic      duplexing, various
                                                    forms.                    memory options

 7930/40 Series      page           30 to 40 ppm    multi-user materials,     network connectivity     $16,900 -
                     printers                       IBM client server         options, printer         $28,500
                     (LED array)                    environments, full IBM    cabinet, high
                                                    4028 IPDS emulation,      capacity paper
                                                    PCL5E and PostScript      handling options
                                                    Level 2 compatible,
                                                    hard drive for software
                                                    upgradability and
                                                    storage of forms and
                                                    fonts

 6000 Series         thermal        2 to 8          full range of bar code    additional memory,       $705 -  $6,560
                     transfer       inches per      and label printers        emulations,  and
                     and direct     second          designed for portable,    media handling
                     thermal                        desktop and industrial
                     printers                       environments


 TRAVEL INDUSTRY
 PRODUCTS

 BT201e              Direct         4.9             Airlines baggage tag      memory                   $2138
                     thermal        inches/sec.     and boarding pass
                                                    thermal printer

 GR122               Magnetic       N/A             Decodes magnetic data     pedestal                 $4605
                     coupon         (not a          from ATB format coupons   2nd display
                     decoder        printer)

 895e                9 wire         300 CPS         Impact printing of TAT    bar code scanner         $1763 - $3638
                     serial                         and ATB format pin fed
                     matrix                         stock

 ATB1600             Direct         40              Thermal printing to       memory                   $5922 - $6700
                     thermal        coupons/min.    magnetic                  modem
                                                    encoding/decoding of
                                                    ATB format coupons

 ATB1800             Thermal        40              Direct thermal and        memory                   $6488 - $7225
                     transfer &     coupons/min.    thermal transfer          modem
                     direct                         printing magnetic
                     thermal                        encoding/decoding of
                                                    ATB format coupons

 ATB2000             Electro-       40              Toner based printing,     memory                   $6619 - $8031
                     photographic   coupons/min.    magnetic printing,        modem
                     (laser)                        magnetic
                                                    encoding/decoding of
                                                    ATB format non-thermal
                                                    coupons

 DIGITAL BRANDED
 IMPACT-SERIAL

 LA30N               24 wire        300 cps         personal workstation      Color kit                 $679
                     serial                         printer, ideal for
                     matrix                         small footprint
                                                    applications

 LA30W               24 wire        300 cps         Personal workstation      Color kit                 $859
                     serial                         printer, 132 column
                     matrix

 LA400               24 wire        400 cps         heavy duty printer, 132   Color kit, pull           $1,549
                     serial                         column                    tractor, printer stand
                     matrix

 LA600               24 wire        600 cps         132 column, heavy duty    Color kit, printer        $2,976
                     serial                         industrial printer        stand, auto sheet
                     matrix                                                   feeder

 DIGITAL BRANDED
 IMPACT-LINE

 LG05/LGL5           shuttle        500 lpm         heavy-duty cycle,         PGL/VGL                   $5,995/5,295
                     matrix line                    maintenance free
                     printer                        features, advanced
                                                    paper handling,
                                                    graphics and bar codes

 LG09                shuttle        900 lpm                                   PGL/VGL                   $8,995
                     matrix line                    Heavy-duty cycle,
                     printer                        maintenance free
                                                    features, advanced
                                                    paper handling,
                                                    graphics and bar codes

 LG14                shuttle        1400 lpm        Heavy-duty cycle,         PGL/VGL                   $11,895
                     matrix line                    maintenance free
                     printer                        features, advanced
                                                    paper handling,
                                                    graphics and bar codes
 DIGITAL BRANDED
 NONIMPACT

 LN17+/LN17+ps       laser          17 ppm          desktop, network and      versatile                $1,595/2,439
                     printers                       multiuser environments,   input/output paper
                                                    high resolution,          handling devices and
                                                    multiple resident         duplexing
                                                    fonts, PostScript level
                                                    2 & PCL5E compatible.


The following are trademarks or registered trademarks of their respective companies:
DEC of Digital Equipment Corporation; Geniscript of GENICOM Corporation; IBM and IBM Proprinter of International Business Machines Corporation; PCL5 & PCL5E of Hewlett-Packard Company, Postscript of Adobe Systems, Inc.

Definitions: cps-characters per second, lpm-lines per minute, ppm-pages per minute

MANUFACTURING

Document Solutions products are manufactured and assembled primarily at facilities in Reynosa, Mexico and McAllen, Texas under an agreement with Atlantic Design Company ("ADC") and to a lesser extent at the Company's facility in Temple, Texas. The Reynosa facility assembles certain impact printer product lines and produces printed circuit boards, high-speed matrix printheads, ribbon cartridges and a variety of conventional electromechanical assemblies. The Temple facility is used to manufacture some of the Travel products.

In December of 1995, the Company entered into a five year agreement which was extended an additional year in June 1996 (renewable annually after 6 years) with Atlantic Design Company, a subsidiary of Ogden Services Corporation, pursuant to which ADC acquired the Company's manufacturing operations in McAllen, Texas and Reynosa, Mexico. Under the agreement, ADC is committed to manufacturing a significant part of the Company's impact printer products, printed circuit boards, related supplies and spare parts, while the Company retains design, intellectual and distribution rights with respect thereto.

Ogden Services Corporation has divested certain ADC facilities and has been attempting to divest the Reynosa operations. The Company's contract with ADC contains a clause requiring GENICOM's consent to the sale, which consent cannot be unreasonably withheld. The Company has evaluated preliminary information received from ADC concerning a potential buyer, but, to the Company's knowledge, the sale of the Reynosa facility is not imminent.

In August 1997, ADC filed a Demand for Arbitration with the American Arbitration Association seeking a legal interpretation of the pricing provisions in the agreement between ADC and the Company and the recovery of an amount in dispute said to be approximately $2 million. The Company filed a counterclaim against ADC for approximately $10 million alleging various breaches of the agreement. Ogden Services Corporation and ADC have filed counterclaims against the Company seeking damages in excess of $10 million alleging additional various breaches by the Company of the agreement. The Company, Ogden and ADC have engaged in settlement discussions, but no agreement has been reached to date. Discovery is in progress in the arbitration and hearings had been scheduled to begin in April 1998. In late March 1998, Ogden and ADC requested and received permission from the arbitrator to file an amended claim to seek recision of the agreement. While ADC has not formally filed its claim for recision, the Company is not aware of any basis for such a claim and will vigorously contest any such assertion. While the Company remains hopeful that a negotiated solution can be reached, the Company cannot presently predict the outcome of this matter or how the respective claims will be resolved. There can be no assurance that such outcomes will not have a material adverse effect upon the Company.

SALES AND MARKETING

The major portion of printer and relay sales are made pursuant to purchase agreements, blanket purchase orders and similar arrangements whereby products are deliverable only after the customer issues a purchase order, release or schedule covering specific numbers of units and specifying firm delivery dates. Such arrangements usually contain price protection provisions which provide that if the Company decreases its prices, customers will receive the benefit of such price decreases for products then held in inventory. The Company's agreements with larger OEMs for printer sales generally require the customer to provide GENICOM with continuously updated forecasts of its requirements.

GENICOM markets its products and services through several domestic and international channels. GENICOM's distribution channels consist of (i) national and regional distributors who sell to value added resellers ("VARs"), dealers and end users, and (ii) a direct sales force which sells to OEMs, end users and value added resellers and dealers.

Most printers are available in several standard models, enabling Document Solutions to serve a wide range of customer requirements. A combination of accessories satisfies various printing applications. In addition, standard models are customized for OEMs and end users using GENICOM's engineering design capabilities. No customer accounted for more than 10% of GENICOM's total sales in 1997. Although in 1997, sales to DEC did not account for more than 10% of revenue, it is expected in 1998 for DEC to be a significant customer.

GENICOM maintains international sales and marketing subsidiaries in Australia, Canada, Sweden, Belgium, France, Germany, Italy and the United Kingdom. These subsidiaries offer GENICOM products and services to distributors, small OEMs, system houses, VARs and retail dealers in over 66 countries in primarily local currencies. See "Business Segment and Geographic Information."

COMPETITION

Document Solutions' printer products compete in markets characterized by rapid technological change and strong competition. The Company competes primarily in the medium and high-performance segments of the printer market where users require reliable printers principally for word processing, shared network printing, graphics, bar codes and other business applications. The Company competes against many well-established companies, some with financial, technical and operating resources greater than its own. Such competitors include large computer system manufacturers that produce printers for their own product lines and, in certain cases, for sale to other suppliers or end users. In addition, there are a number of independent printer manufacturers producing printers that compete with those offered by GENICOM.

Competitive factors within the printer market include price, performance, reliability, cost of ownership, versatility, ease of maintenance, applications solutions support, after-sales service and support and marketing channels. As the computer industry continues to move toward product standardization and relies less on proprietary designs, GENICOM will be challenged to continue to differentiate its products based on competitive factors other than price. The Company believes that its ability to maintain a competitive market position depends on the following: development of applications solutions to customer needs, continued growth of nonimpact printer technologies, sustained migration to shared printing environments, effective channels to market, continued enhancement of the Company's product line and improvements in the Company's productivity. To enhance its competitive position in the impact and nonimpact market, the Company purchased the printer assets of Texas Instruments on September 30, 1996. The addition of Texas Instruments' printer and supplies business complemented GENICOM's other product offerings, globally expanded its customer base and, broadened the Company's offerings in the travel industry. The addition of travel related products provided the Company with a broad family of impact and nonimpact products targeted at specific applications such as itinerary confirmation, ticketing, bag tag and boarding automation. The Company has further expanded its nonimpact printer product line with the introduction of thermal bar coding products as complementary offerings to its impact bar coding products.

The Company believes that the market for impact printers has largely shifted to shared-resource, application-specific environments such as bar coding and multipart forms. As this occurs, the Company is narrowing its focus to these niche markets, de-emphasizing or discontinuing low-end offerings and channeling resources to markets where growth potential is greatest. As the market for this technology has declined, the Company is also focusing on the replacement market. By addressing connectivity issues and applications such as industrial graphics and labels, the Company has designed products which appeal to the existing user base as well as new customers. Impact printers continue to meet customer application needs not yet satisfied by nonimpact technologies, in such areas as multipart forms, high-volume reliability and low cost ownership. As a result of the DEC agreements, the Company's market for impact printers should increase due to the fact that many of the operating environments within the DEC customer base have a continuing need for both serial and line matrix impact products.

RELAYS

Until late 1997, the Company offered a line of relays that were used principally in signal switching applications requiring high functional reliability and product quality and were sold primarily for aerospace and defense applications, automatic test equipment applications and to a lesser extent, communication, industrial control and transportation control applications. Relay revenues, as a percentage of total revenues, were 3.4%, 4.5% and 4.0% in 1997, 1996 and 1995, respectively. The Company sold this product line on November 30, 1997.

                                    GENERAL

ENVIRONMENTAL MATTERS

As a result of manufacturing processes, the Company generated and managed hazardous wastes at its facilities. The Company does not believe that compliance with Federal, State and local regulations will have a material effect on its capital expenditures, financial condition or results of operations. See "Legal Proceedings."

BACKLOG

The Company's order backlog at December 28, 1997 was approximately $44.9 million, compared with approximately $56.7 million at December 29, 1996. The principal cause of the backlog decline was the sale of the relay product line. GENICOM's reportable backlog reflects only fixed-price contracts for all orders associated with service, systems integration and those orders for printers, spare parts and supplies for which a delivery date within approximately six months has been specified by the customer. The Company expects to ship substantially all printer, spares and supplies orders in reported backlog within fiscal year 1998. The Company normally experiences lower sales each year in its third quarter due to European holidays.

GENICOM's working capital practices are consistent with the working capital practices of the printer and service industry. GENICOM's customer payment terms generally require invoices to be paid within thirty days of the date of issue.

ENGINEERING, RESEARCH AND PRODUCT DEVELOPMENT

GENICOM incurs engineering, research and product development costs for the following purposes: development of new products; applications solutions development; modification, enhancement and achievement of cost reductions for existing product lines; customization of products for OEMs; market research; and development of process inspection criteria to ensure new products are built to specification. GENICOM's expenditures for engineering, research and product development were $13.8 million, $8.5 million, and $8.4 million in 1997, 1996 and 1995, respectively. In 1997, 1996, and 1995 the Company expended 4.7%, 4.7%, and 5.0% of products revenue, respectively, in engineering, research and product development.

GENICOM maintains in-house capabilities and facilities to support its engineering and design activities. The Company also engages a number of highly specialized independent firms to supplement its own engineering capabilities and to design certain software and components for its products.

PROPRIETARY RIGHTS

GENICOM relies on patent, copyright and trade secret laws to protect its proprietary and technology rights. GENICOM obtained certain patents, licenses and cross-licenses when it acquired the Data Communication Products Business Department from General Electric Company (collectively "G.E.") in 1983, when it acquired the Printer related assets of Ekco Group, Inc. (formerly Centronics Data Computer Corporation, "Centronics") in 1987, and when it acquired Harris Adacom Network Services, Inc. and Printer Systems Corporation in 1995, as well as Texas Instruments' printer business which the Company acquired in 1996. In addition, in 1997, GENICOM entered into agreements with DEC and acquired certain rights and patents, as well as the right to use the Digital name in connection with its activities under the Digital Cooperative Marketing Agreement. GENICOM also acquired certain rights with the acquisition of assets
of Novadyne Computer Systems.   GENICOM continues to patent certain
developments, holds certain patents pending and retains numerous patents expiring at various times between 1998 and 2012. In addition, the Company has a cross-licensing agreement with IBM that expires 17 years after the date of issue of certain patents pending prior to January 1, 1991.

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

GENICOM's Document Solutions strategic business unit specializes in raster imaging technology and has numerous related patents and trademarks which the Company expects to assist in GENICOM's continued penetration into the nonimpact market in 1998.

In connection with the acquisition of the printer-related assets of Centronics, GENICOM acquired a license to use the name "Centronics" as a trademark, tradename and service name. Along with a Service Agreement with AST Research, Inc., GENICOM was granted the right to use AST's registered trademark for refurbished equipment packaging.

HP Laserjet is a registered trademark of Hewlett-Packard Company.

SUPPLIERS

GENICOM currently purchases raw materials, components and printers from various domestic and foreign suppliers. GENICOM utilizes supply agreements and other arrangements whereby volume discounts can be obtained.

GENICOM purchases certain products - printers, options, supplies and component parts, including print engines, from sole suppliers who have developed proprietary processes that the Company incorporates into its products. In the event that those suppliers were unable or unwilling to supply these products, the Company believes it could establish alternate sources for these products or similar products. The time required to establish an alternate source could disrupt the manufacture or distribution of these products, thus causing delays that could adversely affect revenues. Currently, the Company considers most of its relationships with vendors to be good and does not anticipate any disruption in the supply of these products.

In 1997, GENICOM procured 28% of its total inventory purchases from ADC pursuant to the agreement. No other supplier accounted for a significant portion of GENICOM's total 1997 purchases. In 1996, GENICOM purchased 64% of its total purchases from ADC (See "Manufacturing" above and "Management's Discussion and Analysis" for discussion about the Company's agreement with ADC and disputes that have arisen under that agreement).

EMPLOYEES

As of December 28, 1997, the Company and its subsidiaries employed 1,749 employees. The Company believes its relations with its employees are satisfactory.

The Company's production and maintenance employees at its Waynesboro facility are represented by the United Electrical, Radio and Machine Workers of America Local 124, under a collective bargaining agreement which expires in July 1999. These employees were affected by the relocation of the Waynesboro depot to Louisville, Kentucky and the sale of the relay product line. There are still some union employees at the Waynesboro facility.

ITEM 2. PROPERTIES

The following table sets forth certain information with respect to the Company's owned or leased property as of December 29, 1996:

                                                                      SQUARE         OWNED OR         YEAR LEASE
 LOCATION                     PRINCIPAL USES                           FEET           LEASED            EXPIRES
========================    =====================================    =========     ============      ============
 Fort Worth, TX               Service                                  37,000        Subleased           2002
 Chantilly, VA                Corporate Headquarters                   23,000         Leased             1998
 Waynesboro, VA               Service, Manufacturing, Office          377,000          Owned              --
 Louisville, KY               Service                                 320,000         Leased             2007
 McAllen, TX (1)              Distribution                             37,500         Leased             1998
 Temple, TX                   Manufacturing                            44,000         Leased             2001
 Carrollton, TX               Service                                 105,000         Leased             2002

(1) This facility is currently being subleased by Atlantic Design Company as part of the manufacturing agreement mentioned above.

GENICOM's leased property is occupied under standard industrial and commercial leases. Each lease generally contains an optional renewal provision.

ITEM 3.  LEGAL PROCEEDINGS

The Company and the former owner of its Waynesboro, Virginia facility, General Electric Company ("G.E."), have generated and managed hazardous wastes at the facility for many years as a result of their use of certain materials in manufacturing processes. The Company and the United States Environmental Protection Agency ("EPA") have agreed to a corrective action consent order (the "Order"), which became effective on September 14, 1990. The Order requires the Company to undertake an investigation of solid waste management units at its Waynesboro, Virginia facility and to conduct a study of any necessary corrective measures that may be required. The investigative work under the Order was completed in December 1997 and the Company submitted a final investigative report to the EPA. The EPA has not responded to the report. Although not required by the Order, the Company has agreed to install and operate an interim ground water stabilization system, subject to EPA approval of the system design. The interim groundwater stabilization program may be chosen as the final remedy for the site, or additional corrective measures may eventually be required. It is not possible to reliably estimate the costs that any such possible additional corrective measures would entail. However, if additional corrective measures are required, the Company expects that it will enter into discussion with EPA concerning their scope and a further order for that purpose.

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

The Company had been named as a defendant in an Original Petition and Petition for Injunctive Relief filed in August 1995 which alleged that the Company and certain other defendants are strictly liable for damages allegedly suffered by the plaintiffs as a result of contamination of groundwater at the Linn-Faysville Aquifer in Texas, due to the disposal of dangerous products and materials at a landfill which is alleged to be the source of the contamination. This matter was settled during 1997. The Company was fully reserved for the settlement amount.

In August 1997, ADC filed a Demand for Arbitration with the American Arbitration Association seeking a legal interpretation of the pricing provisions in the agreement between ADC and the Company and the recovery of an amount in dispute said to be approximately $2 million. The Company filed a counterclaim against ADC for approximately $10 million alleging various breaches of the agreement. Ogden Services Corporation and ADC have filed counterclaims against the Company seeking damages in excess of $10 million alleging additional various breaches by the Company of the agreement. The Company, Ogden and ADC have engaged in settlement discussions, but no agreement has been reached to date. Discovery is in progress in the arbitration and hearings had been scheduled to begin in April 1998. In late March 1998, Ogden and ADC requested and received permission from the arbitrator to file an amended claim to seek recision of the agreement. While ADC has not formally filed its claim for recision, the Company is not aware of any basis for such a claim and will vigorously contest any such assertion. While the Company remains hopeful that a negotiated solution can be reached, the Company cannot presently predict the outcome of this matter or how the respective claims will be resolved. There can be no assurance that such outcomes will not have a material adverse effect upon the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the Company's executive officers as of December 28, 1997:

 NAME                              AGE       TITLE
===========================      ======   =====================================================================
 Paul T. Winn                      53       Director, President and Chief Executive Officer
 James C. Gale                     55       Senior Vice President Finance and Chief Financial Officer
 Raymond D. Stapleton              58       Senior Vice President, Marketing and Sales, Enterprising Service
                                            Solutions Company
 Karen M. Morinelli                42       Vice President, Human Resources
 B. Garrett Buttner                49       Vice President and General Manager, Annuities
 Harold L. McIlroy                 59       Vice President, Operations and General Manager, Relays
 Arthur D. Gallo                   55       Corporate Vice President and General Manager, Document Solutions Company
 Michael J. Shelor                 49       Offsite Services Vice President and General Manager, Enterprising
                                            Service Solutions Company
 John Keyser                       53       Vice President and General Manager, Field Services, Enterprising Service
                                            Solutions Company

Mr. Winn joined the Company in April 1990 as President and Chief Executive Officer and became a director in May 1990. Previously, Mr. Winn was employed by IBM Corporation.

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

Mr. Gallo was appointed Corporate Vice President and General Manager, Document Solutions Company in November 1995 after having been the President of Printer Systems Corporation, a printer company GENICOM acquired in 1995, since 1985.

Mr. Shelor was appointed Offsite Services Vice President and General Manager, Enterprising Service Solutions Company in November 1995 after serving the Company and its predecessor, G.E., in various operating positions since 1969.

Mr. Keyser was appointed Vice President and General Manager, Field Service, Enterprising Service Solutions Company in January 1997 after joining the Company in late 1996. Prior to joining the Company, Mr. Keyser worked for Memorex Telex as Vice President Customer Support.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

Stock Trading:

GENICOM's common stock is quoted and traded on the Nasdaq National Market System (Symbol: GECM). As of January 30, 1998 there were approximately 718 shareholders of record. The following table sets forth, for the periods indicated, the high and low closing prices per share of GENICOM common stock as reported by Nasdaq:


                                       1997                                   1996
                       -------------------------------        --------------------------------
                            High              Low                  High               Low
                       -------------    --------------        --------------    --------------
First Quarter            $  5 1/2         $  3 9/16             $   6 3/8         $   4 1/2
Second Quarter              6 5/16            4 3/8                 7 1/8             4 1/4
Third Quarter               13 3/4           6 11/16                5 1/4               4
Fourth Quarter              15 3/8           10 1/2                 5 1/8             3 3/8

GENICOM has not paid a cash dividend on its common stock. The Company's current financing agreement with NationsBank, as agent for a group of banks, prohibits the payment of dividends, thus the Company does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

The information is set forth below:


GENICOM CORPORATION AND SUBSIDIARIES
FIVE YEAR FINANCIAL HISTORY

Fiscal year, (1)                                  1997                1996              1995              1994            1993
                                              -------------        ------------      ------------     -------------    ------------
(In thousands, except per share and other data)
INCOME STATEMENT DATA:
Revenues                                    $      421,128       $     303,258     $     294,052    $      233,797    $    221,865
Operating costs and expenses (2)                   404,870             300,054           278,874           224,629         219,220
                                              -------------        ------------      ------------     -------------     -----------
Operating income                                    16,258               3,204            15,178             9,168           2,645
Interest expense, net                                7,092               4,903             7,741             7,458           7,559
Other income (3)                                                           122                               1,908           1,741
                                              -------------        ------------      ------------     -------------     -----------
Income (loss) before income taxes and
  extraordinary item                                 9,166              (1,577)            7,437             3,618          (3,173)
Income tax expense (benefit)                         1,308              (3,658)            1,285             1,048              56
                                              -------------        ------------      ------------     -------------     -----------
Income (loss) before extraordinary item              7,858               2,081             6,152             2,570          (3,229)
Extraordinary loss (4)                                                    (422)
                                              -------------        ------------      ------------     -------------     -----------
Net income (loss)                           $        7,858       $       1,659     $       6,152    $        2,570    $     (3,229)
                                              =============        ============      ============     =============     ===========

Earnings (loss) per share (diluted)
  Income (loss) before extraordinary item   $         0.63       $        0.17     $        0.51    $         0.23    $      (0.30)
  Extraordinary loss                                                     (0.03)
                                              -------------        ------------      ------------     -------------     -----------
Net income (loss)                           $         0.63       $        0.14     $        0.51    $         0.23    $      (0.30)
                                              =============        ============      ============     =============     ===========

Weighted average shares (diluted)                   12,570              12,168            12,056            11,416          10,621
                                              =============        ============      ============     =============     ===========

BALANCE SHEET DATA:
  Working capital                           $       66,190       $      36,091     $      34,530    $       40,780    $     33,642
  Total assets                                     250,049             186,079           161,539           127,267         141,159
  Total debt obligations                            93,463              54,553            51,544            47,563          69,020
  Stockholders' equity                              45,396              37,591            34,533            28,083          24,575

OTHER DATA (UNAUDITED):
Employees (5)                                        1,749               1,671             1,638             2,382           2,147
Price range per common share:
  Low                                       $      3  9/16       $       3 3/8     $        2       $        1        $      1 1/8
  High                                              15 3/8               7 1/8              5 7/8            3 1/4           3 1/2


(1) The Company's fiscal year ends on the Sunday nearest December 31. Accordingly, the Company is reporting for 52-week periods for all years presented.
(2) Includes restructuring costs of $1.0 million in 1993. In addition, includes $1.2 million for acquisition related charges in 1995. In 1996, the Company recognized $5.7 million for restructuring and environmental charges and $1.5 million gain on the sale of its Mexican subsidiary.
(3) The Company recognized a gain of $0.9 and $1.7 million from the sale of its investment in a Belgian printer development and manufacturing company in 1994 and 1993, respectively. The Company also recognized a gain of $1.0 million on the early extinguishment of $9.2 million principal amount of its Senior Securities Subordinated Notes in 1994.
(4) In 1996, the Company recognized an extraordinary loss on the extinguishment of the balance of its senior suborniated notes of $0.4 million, net of $0.3 million of taxes.
(5) Substantial staff reductions occurred in 1995 as a result of the service agreement with ADC.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GENERAL

GENICOM Corporation ("GENICOM" or the "Company") is comprised of two distinct operating companies. The Enterprising Service Solutions company provides logo and multivendor product field support, depot repair, express parts, professional services and network information technology and services. The Document Solutions company designs and markets page and impact printers for a variety of business applications as well as related supplies and spare parts. The production and sales of relay products, which comprised less than 10% of consolidated revenue, operating income and assets, are included with the Document Solutions company. This product line was sold in November of 1997.

NET REVENUE

For 1997, revenues were $421.1 million, an increase of 38.9% from 1996. The increase in revenue was primarily the result of the acquisition of the Texas Instruments printer business as of September 30, 1996 and the Company's agreements with Digital Equipment Corporation ("DEC") entered into in August 1997. The DEC agreements added $37.7 million in sales for the year. The Documents Solutions company ("DSC") total revenue, excluding relays, was $278.8 million, an increase of 64.9%, principally attributable to the Texas Instruments acquisition and the DEC agreements. For Enterprising Service Solutions company ("ESSC"), revenue increased $7.4 million to $128.0 million. This increase primarily resulted from the systems integration business that benefited from a contract with NASDAQ and increased integration business in Canada. In November of 1997, the Company acquired certain assets and selected liabilities of Novadyne Computer Systems, Inc. which also contributed to the revenue increase for 1997. These revenue increases were affected slightly by a decline in service depot revenue as a result of the transition of this activity to the Louisville, Kentucky depot. Relay revenues were $14.3 million, an increase of $0.7 million from 1996.

The consolidated revenue was $303.3 million and $294.0 million for the fiscal years ended December 29, 1996 and December 31, 1995. For the fiscal year ended December 29, 1996, revenue was 3.1% higher than for the fiscal year ended December 31, 1995. The increase in revenue for 1996 was primarily attributable to the Texas Instruments acquisition. Relay revenues increased $1.9 million in 1996 as compared to 1995.

ORDER BACKLOG

Order backlog was $44.9 million at December 28, 1997, a decrease of $11.8 million or 20.8% from December 29, 1996. Order backlog increased $9.2 million or 19.4% in 1996 as compared with 1995. The decrease in order backlog in 1997 is primarily attributable to the sale of the relay product line. The backlog reflects only fixed-price contracts for all orders associated with relays, service, systems integration and those orders for printers, spare parts and supplies for which a delivery date within approximately six months has been specified by the customer. The Company's backlog as of any particular date should not be the sole measurement used in determining sales for any future period.

GROSS MARGIN

Gross margin, as a percentage of revenue, declined in 1997 as compared to 1996 due to several factors including lower margins associated with DEC products, foreign exchange and start up costs related to the Louisville depot. In 1996 gross margin decreased slightly as compared to 1995 due to the effect of declining legacy service business, fixed costs associated with the Bedford depot, the decapitalization of costs associated with inventory transferred to Atlantic Design pursuant to the outsourcing agreement, the impact on operating efficiency of heavy snowfall in January 1996 at the service depots and lower margins associated with certain products the Company began to sell after the transaction with Texas Instruments.

OPERATING EXPENSES

Operating expenses in 1997 increased in actual dollars but decreased as a percentage of revenue over 1996. As a percentage of revenue, operating expenses declined to 19.2% compared to 22.3% in 1996. The absolute dollar increase in operating expense primarily related to elevated levels of spending needed to support the higher revenue including the new product lines acquired from Texas Instruments and the DEC agreements, increased compensation and benefits and engineering expense for development costs related to the new travel printer business acquired from Texas Instruments and product development undertaken under the DEC agreements.

Operating expenses in 1996 as compared with 1995 increased overall and as a percentage of revenue due to costs associated with the integration of the Texas Instruments printer business and increased MIS costs as a result of the outsourcing of this business function. The increase was partially offset by management's focus on cost controls.

OPERATING INCOME

The Company's operating income increased $13.1 million in 1997 as compared to 1996 as a result of the increased revenues from the Texas Instruments acquisition and the DEC agreements partially offset by DEC agreement costs and the loss associated with the sale of the Relays product line. In 1996, operating income was affected by the creation of restructuring and environmental reserves, partially offset by the gain on the sale of the Mexican subsidiary. Operating income decreased $12.0 million in 1996 compared to 1995 as a result of increased costs and declining legacy and network integration revenues as well as restructuring and environmental reserve accruals.


INTEREST EXPENSE

Interest expense increased 44.6% or $2.2 million in 1997 as compared to 1996 as a result of the higher level of borrowing needed to support the working capital needs of the business, the DEC agreements and the acquisition of certain assets of Novadyne Computer Systems, Inc.

The decrease in interest expense in 1996 of $2.8 million from 1995 was a result of the retirement of the Company's outstanding 12.5% senior subordinated notes in February 1996 and the refinancing of the Company's credit facility through NationsBank of Texas, as an agent for a group of banks in January 1996.

INCOME TAX

The Company's effective income tax rate for fiscal year 1997 was 14.3% compared with (232.0)% and 17.3% for fiscal years 1996 and 1995, respectively. The rates in 1997, 1996 and 1995 were affected by reversals of valuation allowances associated with the Company's deferred tax assets including certain net operating loss carryforwards. Such assets were previously partially reserved due to uncertainties regarding their ultimate recoverability. The benefits were recorded based upon management's estimates of amounts which are expected to be recoverable through future earnings or reversals of temporary differences.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased to $66.2 million in 1997 as compared to $36.1 million in 1997. The 1997 increase was primarily the result of increases in accounts receivable and inventory, partially offset by accounts payable increases. These increases were principally due to acquisitions of Texas Instruments printer business and Novadyne Computer Systems, Inc. assets as well as the DEC agreements. The Company's current ratio was 1.6 to 1 at the end of fiscal year 1997 compared to 1.4 to 1 at the end of fiscal year 1996. Cash and cash equivalents decreased $1.2 million from December 29, 1996 to December 28, 1997.

Net cash used by operations was $4.1 million during 1997. The major use of cash was an increase in working capital to support the higher levels of revenue in 1997. Net cash generated by operations was $36.1 million in 1996 as compared to $34.5 million in 1995. The 1996 increase was primarily the result of miscellaneous changes in working capital.

In 1997, the Company invested $17.3 million in the purchase of certain assets and selected liabilities of Novadyne Computer Systems, Inc. (see "Notes to Consolidated Financial Statements") and $3.4 million associated with the DEC agreements. The Company spent another $20.3 million in capital expenditures which included $6.1 million for hardware and software related to the Company's new business system. Approximately $8 million of goodwill was recorded as a consequence of the Novadyne Computer Systems, Inc. acquisition. With regards to restructuring of the service business, the Company spent approximately $5.6 million in cash in 1997.

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

Earnings before interest, taxes, depreciation and amortization by business were $36.5 million, $16.1 million and $14.2 million in 1997, 1996 and 1995, respectively for DSC. For ESSC, earnings before interest and taxes by business were $(1.3) million, $5.1 million and $19.1 million in 1997, 1996 and 1995, respectively.

ENVIRONMENTAL MATTERS

The Company and the former owner of its Waynesboro, Virginia facility, General Electric Company ("G.E."), have generated and managed hazardous wastes at the facility for many years as a result of their use of certain materials in manufacturing processes. The Company and the United States Environmental Protection Agency ("EPA") have agreed to a corrective action consent order (the "Order"), which became effective on September 14, 1990. The Order requires the Company to undertake an investigation of solid waste management units at its Waynesboro, Virginia facility and to conduct a study of any necessary corrective measures that may be required. The investigative work under the Order was completed in December 1997 and the Company submitted a final investigative report to the EPA. The EPA has not responded to the report. Although not required by the Order, the Company has agreed to install and operate an interim ground water stabilization system, subject to EPA approval of the system design. The interim groundwater stabilization program may be chosen as the final remedy for the site, or additional corrective measures may eventually be required. It is not possible to reliably estimate the costs that any such possible additional corrective measures would entail. However, if additional corrective measures are required, the Company expects that it will enter into discussion with EPA concerning their scope and a further order for that purpose. As of December 28, 1997, the Company was fully reserved for this matter.

The Company has been notified by the EPA that it is one of 700 potentially responsible parties ("PRPs") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, for necessary corrective action at a hazardous waste disposal site in Greer, South Carolina. In prior years, the Company arranged for the transportation of wastes to the site for treatment or disposal. During 1995, the PRPs entered into an administrative consent order with EPA under which they will undertake a remedial investigation and feasibility study which is currently underway. The Company has not had and does not anticipate any material expenditures in connection with this matter.

The Company was named as a defendant in an Original Petition and Petition for Injunctive Relief filed in August 1995 which alleged that the Company and certain other defendants were strictly liable for damages allegedly suffered by the plaintiffs as a result of contamination of groundwater at the Linn-Faysville Aquifer, in Texas, due to the disposal of dangerous products and materials at a landfill which was alleged to be the source of the contamination. The matter was settled during 1997 for approximately $150,000 plus legal fees for which the Company was fully reserved.

OTHER MATTERS

On January 12, 1996, the Company reached an agreement with NationsBank of Texas, N.A., as agent for a group of banks, ("NationsBank") on $75 million of credit facilities. Under the agreement, NationsBank is providing a $35 million revolving credit facility and two term loans totaling $40 million. The Company initially used borrowing under this credit agreement to retire all the debt associated with its former credit agreement with CIT and to retire all of the Company's outstanding senior subordinated notes. In a separate transaction, the Company entered into an interest rate swap arrangement with NationsBank which fixes the interest rate for five years on a substantial portion of the debt. The fixed rate at the time the agreement was executed averaged 8.25%.
In May 1996, the Company renegotiated the term of the interest rate swap, decreasing the term from five to three years. As a result of the term change, the Company received a payment of $530,000 resulting in a gain which is being amortized to income over the remaining life of the Company term loans. On September 30, 1996, the Company and the bank group amended the credit facilities. This amendment redefined the financial covenants, adjusted the interest rates as well as principal payments under the agreement. On July 3, 1997, the Company and the bank group further amended the credit agreement which increased the Company's revolving credit line from $35 million to $40 million. Other terms and conditions of the credit agreement generally remained unchanged.

On September 5, 1997, the Company again amended and restated its credit agreement with the bank group led by NationsBank, increasing its total credit facility to $110 million from $80 million. The Company used part of the proceeds from the credit facilities to repay a $9 million note to Texas Instruments. The term notes totaled $55 million with maturities of 5 and 7 years and the revolving credit line was increased from $40 million to $55 million. The financial covenants for the facility were redefined. The Company entered into a new interest rate swap which fixes the interest rate on $37.5 million of debt for a term of three years. The fixed rate at the time the amendment was executed was approximately 8.5%. The revolving credit facility was increased to $70 million in October 1997 when commitments from additional lenders were received increasing the total credit facilities to $125 million. As of

December 28, 1997, the Company had $14.2 million available under the revolving credit agreement.

In November of 1997, the relay product line was sold to Communication Instruments Inc. for approximately $4.8 million, an amount which approached the book value of the assets. As a result of the sale, the Company realized a loss of approximately $754,000 which included a curtailment loss related to it defined pension benefit plan of approximately $557,000. The Company's approximate net proceeds from the sale was $1.9 million.

At the end of June 1996, the Company sold the stock of its Mexican subsidiary, whose principal asset was a building in Reynosa, Mexico, receiving net proceeds of $3.5 million and recognizing a gain of $1.5 million .

In December of 1995, the Company entered into a five year agreement which was extended an additional year in June 1996 (renewable annually after 6 years) with Atlantic Design Company, a subsidiary of Ogden Services Corporation, pursuant to which ADC acquired the Company's manufacturing operations in McAllen, Texas and Reynosa, Mexico. Under the agreement, ADC is committed to manufacturing a significant part of the Company's impact printer products, printed circuit boards, related supplies and spare parts, while the Company retains design, intellectual and distribution rights with respect thereto.

Ogden Services Corporation has divested certain ADC facilities and has been attempting to divest the Reynosa operations. The Company's contract with ADC contains a clause requiring GENICOM's consent to the sale, which consent cannot be unreasonably withheld. The Company has evaluated preliminary information received from ADC concerning a potential buyer, but, to the Company's knowledge, the sale of the Reynosa facility is not imminent.

In August 1997, ADC filed a Demand for Arbitration with the American Arbitration Association seeking a legal interpretation of the pricing provisions in the agreement between ADC and the Company and the recovery of an amount in dispute said to be approximately $2 million. The Company filed a counterclaim against ADC for approximately $10 million alleging various breaches of the agreement. Ogden Services Corporation and ADC have filed counterclaims against the Company seeking damages in excess of $10 million alleging additional various breaches by the Company of the agreement. The Company, Ogden and ADC have engaged in settlement discussions, but no agreement has been reached to date. Discovery is in progress in the arbitration and hearings had been scheduled to begin in April 1998. In late March 1998, Ogden and ADC requested and received permission from the arbitrator to file an amended claim to seek recision of the agreement. While ADC has not formally filed its claim for recision, the Company is not aware of any basis for such a claim and will vigorously contest any such assertion. While the Company remains hopeful that a negotiated solution can be reached, the Company cannot presently predict the outcome of this matter or how the respective claims will be resolved. There can be no assurance that such outcomes will not have a material adverse effect upon the Company.

GENICOM is taking an active approach to address computer issues associated with the onset of the new millennium - specifically, the impact of possible failure of computer systems and computer driven equipment due to the rollover to the year 2000. The Year 2000 problem is pervasive and complex as virtually every computer system could be affected in some way by the rollover of the two-digit year value from 99 to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause the system to fail.

If not properly addressed, the Year 2000 problem could result in failures in Company computer systems or the computer systems of third parties with whom the Company deals with worldwide. Any such failures of the Company's and/or third parties computer systems could have a material impact on the Company's ability to conduct business.

Since 1996, the Company has been identifying and seeking to minimize its exposure to the Year 2000 problem. In 1996, the Company began expending significant funds under contracts with EDS to replace the majority of its internal computer system. During this process, the Company has required third party vendors to make representations that the components of the new systems and related software are Year 2000 compliant. The replacement equipment is scheduled to completely installed and tested by 1999. As a result, the Company does not anticipate Year 2000 problems with its internal systems. The approximately $10 million cost of the replacement system is being capitalized by the Company.

Management has also considered whether the Year 2000 problem will affect the products or services provided by the Company to its customers. Because the Company's printer products do not contain date sensitive embedded software and do not manipulate, calculate, convert, compare, sequence or present any date data, these products should not present Year 2000 compliance issues. The Company does, though its Enterprising Service Solutions company, resell and install computer software that could be susceptible to Year 2000 problems. The Company's practice is to disclaim responsibility for Year 2000 compliance relating to third party software.

At this time GENICOM is actively working to ensure that foreseeable Year 2000 related computer problems related to Company computer systems and products are effectively addressed. The Company does not expect that the commitment of resources to study and correct internally any Year 2000 problems to result in the delay of its projects or product development. The Company cannot estimate or predict the potential adverse consequences, if any, that could result from a third party failure to effectively address this issue.

This annual report on Form 10-K for the year ended December 28, 1997 as well as other public documents of the Company contain forward-looking statements which involve risks and uncertainties. The Company's actual results may differ materially from those discussed in such forward-looking statements. Terms such as "believes", "expects", "plans", "intends", "estimates" or "anticipates", and variations of such words and similar expressions are intended to identify such forward looking statements. In addition to factors that may be described in the Company's filings with the Securities and Exchange Commission, including this filing, the following factors, among others, could cause the Company's results to differ materially from those expressed in any forward-looking statements made by the Company: changes in hardware and software technology, changing economic conditions in the North American and Western European markets, the anticipation of growth of certain market segments and the positioning of the Company's products and services in those segments, service customers whose business is declining, seasonality in the buying cycles of certain of the Company's customers, the timing of product announcements by the Company or its competitors, the release of new or enhanced products and services by the Company or its competitors, the introduction of competitive products and services by existing or new competitors, access to and development of product rights and technologies, disruption in ADC's performance of its production commitments to the Company, changes in the costs of production of the Company's products and services including any that may arise as a result of the resolution of claims raised by ADC, the management of growth, the integration of acquisitions, including but not limited to the Company's acquisition certain assets of Novadyne Computer Systems as of November 14, 1997, the resolution of start up inefficiencies at the depot in Louisville, Kentucky, the Company's performance under the DEC agreements,

GENICOM's ability to retain highly skilled technical, managerial and sales and marketing personnel, and possible litigation related to the Company's operations, including litigation arising under various environmental laws.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                      GENICOM CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 DECEMBER 28,        December 29,         December 31,
Year Ended,                                                          1997                1996                 1995
                                                                ---------------      --------------       --------------
(In thousands, except per share data)
REVENUES, NET:
   Products                                                   $        293,166     $       182,707      $       166,469
   Services                                                            127,962             120,551              127,583
                                                                ---------------      --------------       --------------
                                                                       421,128             303,258              294,052
                                                                ---------------      --------------       --------------
OPERATING COSTS AND EXPENSES:
   Cost of revenues:
     Products                                                          204,179             127,678              115,851
     Service                                                           119,768             104,611              101,762
   Selling, general and administration                                  64,651              55,079               52,780
   Engineering, research and product development                        13,779               8,505                8,481
   Unusual items                                                         2,493               4,181
                                                                ---------------      --------------       --------------
                                                                       404,870             300,054              278,874
                                                                ---------------      --------------       --------------

OPERATING INCOME                                                        16,258               3,204               15,178
Interest expense, net                                                    7,092               4,903                7,741
Other income                                                                                   122
                                                                ---------------      --------------       --------------
INCOME (LOSS) BEFORE INCOME TAXES                                        9,166              (1,577)               7,437
Income tax expense (benefit)                                             1,308              (3,658)               1,285
                                                                ---------------      --------------       --------------

NET INCOME BEFORE EXTRAORDINARY ITEM                                     7,858               2,081                6,152
EXTRAORDINARY ITEM - LOSS ON EXTINGUISHMENT OF
  DEBT, NET OF TAXES OF $258                                                                  (422)
                                                                ---------------      --------------       --------------

NET INCOME                                                    $          7,858     $         1,659      $         6,152
                                                                ===============      ==============       ==============

EARNINGS PER COMMON SHARE, BASIC:
  Income before extraordinary item                            $           0.71     $          0.19      $          0.57
  Extraordinary item                                                                         (0.04)
                                                                ---------------      --------------       --------------
  Net income                                                  $           0.71     $          0.15      $          0.57
                                                                ===============      ==============       ==============

EARNINGS PER COMMON SHARE ASSUMING DILUTION:
  Income before extraordinary item                            $           0.63     $          0.17      $          0.51
  Extraordinary item                                                                         (0.03)
                                                                ---------------      --------------       --------------
  Net income                                                  $           0.63     $          0.14      $          0.51
                                                                ===============      ==============       ==============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING (BASIC)                                                   11,074              10,933               10,760
                                                                ---------------      --------------       --------------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND
  DILUTIVE SHARES (DILUTED)                                             12,570              12,168               12,038
                                                                ---------------      --------------       --------------


The accompanying notes are an integral part of these statements.

                      GENICOM CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                 DECEMBER 28,               December 29,
(In thousands, except share data)                                                    1997                       1996
                                                                              --------------------       -------------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                $               4,622      $              5,866
   Accounts receivable, less allowance for
      doubtful accounts of $4,470 and $3,270                                               89,692                    65,404
   Other receivables                                                                        3,252                     1,835
   Inventories                                                                             67,553                    46,947
   Prepaid expenses and other assets                                                        8,390                     5,395
                                                                              --------------------       -------------------
      TOTAL CURRENT ASSETS                                                                173,509                   125,447
Property, plant and equipment, net                                                         36,146                    26,562
Goodwill                                                                                   33,800                    27,555
Intangible assets                                                                           6,049                     3,406
Other assets                                                                                  545                     3,109
                                                                              --------------------       -------------------
      TOTAL ASSETS                                                          $             250,049      $            186,079
                                                                              ====================       ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt                                        $               6,391      $              4,222
   Accounts payable and accrued expenses                                                   84,578                    72,040
   Deferred income                                                                         16,350                    13,094
                                                                              --------------------       -------------------
      TOTAL CURRENT LIABILITIES                                                           107,319                    89,356
Long-term debt, less current portion                                                       87,072                    50,331
Other non-current liabilities                                                              10,262                     8,801
                                                                              --------------------       -------------------
      TOTAL LIABILITIES                                                                   204,653                   148,488
                                                                              --------------------       -------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $0.01 par value; 18,000,000 shares authorized,
      11,365,750 and 10,983,439 shares issued and outstanding                                 114                       110
   Additional paid-in capital                                                              26,959                    26,440
   Retained earnings                                                                       20,020                    12,162
   Foreign currency translation adjustment                                                 (1,697)                   (1,121)
                                                                              --------------------       -------------------
      TOTAL STOCKHOLDERS' EQUITY                                                           45,396                    37,591
                                                                              --------------------       -------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $             250,049      $            186,079
                                                                              ====================       ===================

The accompanying notes are an integral part of these financial statements.

                      GENICOM CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended,                                                                DECEMBER 28,         December 29,        December 31,
(In thousands)                                                                 1997                 1996                1995
                                                                         -----------------    -----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                          $            7,858   $            1,659   $           6,152
   Adjustments to reconcile net income to cash
    (used in) provided by operating activities:
      Depreciation                                                                 13,664               14,166              13,981
      Amortization                                                                  5,303                3,706               4,125
      Loss on early extinguishment of notes                                                                422
      Gain on sale of Genicom de Mexico                                                                 (1,481)
      Loss on Relays sale                                                             754
      Acquisition related costs                                                                                                654
      Restructuring accrual                                                        (5,637)               4,183
      Environmental accrual                                                                              1,479
      Deferred tax benefit                                                            364               (7,186)             (1,830)
      Changes in assets and liabilities, net of assets acquired and liabilities assumed
         Accounts receivable                                                      (21,050)               1,544              (9,406)
         Inventories                                                              (23,925)              10,916               3,348
         Accounts payable and accrued expenses                                     17,687                3,489              (1,730)
         Other                                                                        845                   69                 808
                                                                         -----------------    -----------------    ----------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                (4,137)              32,966              16,102
                                                                         -----------------    -----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for businesses, net of cash acquired                                  (14,131)             (18,233)            (10,309)
   Additions to property, plant and equipment                                     (20,329)             (11,809)            (16,325)
   Digital Equipment Corporation agreements                                        (3,373)
   Proceeds from relays sale                                                        4,798
   Proceeds from sale of Genicom de Mexico                                                               3,950
   Proceeds from sale of equipment                                                    350                                    3,031
   Other investing activities                                                        (932)                (259)               (239)
                                                                         -----------------    -----------------    ----------------
NET CASH USED IN INVESTING ACTIVITIES                                             (33,617)             (26,351)            (23,842)
                                                                         -----------------    -----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings on long-term debt                                                    77,349               70,609              31,594
   Payments on long-term debt                                                     (38,439)             (76,120)            (31,939)
   Bank overdraft                                                                    (435)               2,607
   Proceeds from Atlantic Design agreement                                                                                  11,502
   Stock option exercises                                                             523                  165                 265
   Other financing activities                                                      (1,595)              (2,372)                265
                                                                         -----------------    -----------------    ----------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                37,403               (5,111)             11,687

Effect of exchange rate changes on cash and cash equivalents                         (893)                  91                (349)
                                                                         -----------------    -----------------    ----------------

Net (decrease) increase in cash and cash equivalents                               (1,244)               1,595               3,598
Cash and cash equivalents at beginning of year                                      5,866                4,271                 673
                                                                         -----------------    -----------------    ----------------
Cash and cash equivalents at end of year                               $            4,622   $            5,866   $           4,271
                                                                         =================    =================    ================

Cash paid during the year for:
   Income taxes                                                        $            1,727   $            2,724   $           1,483
   Interest                                                                         5,398                6,349               8,040

The accompanying notes are an integral part of these financial statements.

                      GENICOM CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY




For the years ended December 28, 1997, December 29, 1996 and December 31, 1995 (In thousands)

                                                                                                        Foreign
                                              Common Stock               Additional                     Currency      Pension
                                         ------------------------         Paid-in        Retained      Translation    Liability
                                           Shares         Amount          Capital        Earnings      Adjustment    Adjustment
                                         ---------       --------       -----------     ----------     ----------    ----------
BALANCE AS OF JANUARY 1, 1995              10,638       $    106       $    25,760     $    4,351     $   (1,435)   $     (699)
Exercise of stock options                     201              2               263
Net income                                                                                  6,152
Cumulative translation adjustment                                                                            104
Pension liability adjustment                                                                                               (71)
                                         ---------       --------       -----------     ----------     ----------    ----------

BALANCE AS OF DECEMBER 31, 1995            10,839            108            26,023         10,503         (1,331)         (770)
Exercise of stock options                     144              2               417
Net income                                                                                  1,659
Cumulative translation adjustment                                                                            210
Pension liability adjustment                                                                                               770
                                         ---------       --------       -----------     ----------     ----------    ----------

BALANCE AS OF DECEMBER 29, 1996            10,983            110            26,440         12,162         (1,121)            -
Exercise of stock options                     383              4               519
Net income                                                                                  7,858
Cumulative translation adjustment                                                                           (576)
                                         ---------       --------       -----------     ----------     ----------    ----------

BALANCE AS OF DECEMBER 28, 1997            11,366       $    114       $    26,959     $   20,020     $   (1,697)   $        -
                                         ----------      --------       -----------     ----------     ----------    ----------

The accompanying notes are an integral part of these financial statements.

GENICOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

GENICOM Corporation (the "Company") is an international supplier of network integration services, multivendor service and printers. The Company's Enterprising Service Solutions company provides integrated network solutions which include network integration, professional services and help desk support, in addition to logo and multivendor on site and off site product repair and parts sales. The Company's Document Solutions company designs and markets a wide range of computer printer technologies for general purpose applications.

The Company markets its products and services through several domestic and international channels including national and regional distributors, value added resellers and direct sales forces. GENICOM has positioned its products as mid-range solutions to corporate customers. Operating on a worldwide basis, the Company has operations in the United States, Canada, Europe, Australia and Hong Kong.

Principles of Consolidation

The consolidated financial statements include the accounts of GENICOM Corporation and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Fiscal Year

The Company's fiscal year ends on the Sunday nearest December 31. Accordingly, the Company is reporting for the 52-week periods ended December 28, 1997, December 29, 1996, and December 31, 1995.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Inventories

Inventories are stated at the lower of cost, determined on the first-in first-out method, or market.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is calculated using the straight-line method for financial reporting purposes based on estimated lives at acquisition date (generally 10 to 25 years for buildings and 18 months to 10 years for machinery and equipment). The cost of assets retired or otherwise disposed of and the accumulated depreciation thereon are removed from the accounts with any gain or loss realized upon sale or disposal charged or credited to operations. The Company capitalizes software purchase and development costs related to its computerized financial and business system. Amortization of these costs occur over their estimated economic life of 60 months.

Significant improvements are capitalized, while repairs and maintenance costs are charged to operations.

Goodwill and Intangibles

Goodwill includes the excess of acquisition costs over the fair market value of net assets of acquired businesses and is being amortized on a straight-line basis over 5 to 20 years. Intangible assets, including patents, copyrights, trademarks, licenses and organization and financing costs, are amortized on a straight-line basis over periods ranging from 2 to 15 years. The Company assesses at each balance sheet date whether there has been a permanent impairment in the value of the respective assets. This is accomplished by determining whether projected undiscounted future cash flows from operations over the remaining life exceed the net book value of the assets as of the balance sheet date. Impairments are measured based on the fair value of the assets. The aggregate amount of accumulated amortization for goodwill and intangibles was $24.1 million and $18.8 million at December 28, 1997 and December 29, 1996, respectively.

Research and Development Costs and Capitalized Software

Costs incurred in basic research and development are expensed as incurred. Certain costs relating to software and product development are capitalized and amortized over the estimated economic life of the product.

The Company capitalized software costs of $0.4 million and $0.2 million in 1997 and 1996, respectively. The related amortization expense was $0.1 million, $0.4 million and $1.2 million in 1997, 1996 and 1995, respectively. As of December 28, 1997 and December 29, 1996, capitalized software, net of amortization, was $0.4 million and $0.2 million, respectively.

Income Taxes

The Company accounts for income taxes under the liability method. Certain expenses are recognized in different periods for financial reporting and Federal income tax purposes. Research and development credits are recognized as a reduction of income tax expense in the year they are recognized for Federal tax purposes. A valuation allowance reduces deferred tax assets when it is "more likely than not" that some portion or all of the deferred tax asset will not be realized. The Company does not provide deferred taxes on the undistributed earnings of its foreign subsidiaries as such earnings are intended to be permanently reinvested in those operations.

Foreign Operations

The consolidated balance sheets include foreign assets and liabilities of $73.8 million and $32.8 million as of December 28, 1997, respectively, and $53.7 million and $18.3 million as of December 29, 1996, respectively. The net effects of foreign currency transactions reflected in income were immaterial in fiscal years 1997, 1996, and 1995.

Assets and liabilities of most of the Company's foreign operations are translated into U.S. dollars using exchange rates in effect at the balance sheet date and results of operations are translated using the average exchange rates prevailing throughout the period. The resulting translation adjustments are recorded as a separate component of stockholders' equity. The Company's former Mexican subsidiary, which was sold at the end of June 1996, remeasured its financial statements in U.S. dollars, as this was the currency of the primary economic environment in which the entity operated.

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

The forward exchange contracts which the Company uses as hedges are subject to off-balance sheet market risk. The Company believes that its risk due to non-performance by the other parties to these contracts is remote. The Company had $5.3 million and $6.1 million of forward exchange contracts outstanding as of December 28, 1997 and December 29, 1996, respectively. The deferred gain associated with these contracts was $0.2 million for December 28, 1997 and December 29, 1996.

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

In 1997 and 1996, GENICOM procured 28% and 64%, respectively, of its total inventory purchases from Atlantic Design Corporation ("ADC") pursuant to the agreement (see Note 8). No other supplier accounted for a significant portion of GENICOM's total 1997 purchases. In December 1995, the Company entered into a five year agreement, later extended one year, with ADC in which ADC took over the Company's manufacturing operations and employees in McAllen, Texas and Reynosa, Mexico. ADC manufactures the Company's impact printer products, printed circuit boards, related supplies and spare parts. No customer accounted for 10% or more of external sales in 1997, 1996, or 1995.

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

Net Income Per Share

Net income per common share is computed by dividing net income by the weighted average number of outstanding common shares for basic earnings per share and weighted average stock options outstanding plus weighted average number of outstanding common shares outstanding for diluted earnings per share. Weighted average number of shares issuable upon the exercise of outstanding stock options assumes the applicable proceeds from such exercise are used to acquire treasury shares.

(in thousands except for per share amounts)

                                                    ---------------------------------------------------
                                                               FOR YEAR ENDED DECEMBER 28, 1997
                                                    ---------------------------------------------------
                                                        Income            Shares           Per Share
                                                    --------------    ---------------    --------------
BASIC EPS
Income available to shareholders                  $         7,858             11,074   $          0.71
                                                    --------------    ---------------    --------------

Weighted shares from stock options                                             1,496
                                                                      ---------------

DILUTED EPS                                       $         7,858             12,570   $          0.63
                                                    ==============    ===============    ==============

                                                    ---------------------------------------------------
                                                              For Year Ended December 29, 1996
                                                    ---------------------------------------------------
                                                        Income             Shares           Per Share
                                                    --------------    ---------------    --------------
BASIC EPS
Income before extraordinary item                  $         2,081             10,933   $          0.19
                                                    --------------    ---------------    --------------

Weighted shares from stock options                                             1,235
                                                                      ---------------

DILUTED EPS                                       $         2,081             12,168   $          0.17
                                                    --------------    ---------------    --------------

BASIC EPS
Extraordinary item                                $          (422)            10,933   $         (0.04)
                                                    --------------    ---------------    --------------

Weighted shares from stock options                                             1,235
                                                                      ---------------

DILUTED EPS                                       $          (422)            12,168   $         (0.03)
                                                    --------------    ---------------    --------------

BASIC EPS
Net income                                        $         1,659             10,933   $          0.15
                                                    --------------    ---------------    --------------

Weighted shares from stock options                                             1,235
                                                                      ---------------

DILUTED EPS                                       $         1,659             12,168   $          0.14
                                                    ==============    ===============    ==============

                                                    ---------------------------------------------------
                                                             For Year Ended December 31, 1995
                                                    ---------------------------------------------------
                                                        Income            Shares           Per Share
                                                    --------------    ---------------    --------------
BASIC EPS
Income available to shareholders                  $         6,152             10,760   $          0.57
                                                    --------------    ---------------    --------------

Weighted shares from stock options                                             1,278
                                                                      ---------------

DILUTED EPS                                       $         6,152             12,038   $          0.51
                                                    ==============    ===============    ==============

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

NOTE 2: UNUSUAL ITEMS

During the year ended December 28, 1997, the Company recorded $2.5 million in expense consisting of the following unusual items: loss on the sale of the relay product line ($0.8 million) and costs associated with the DEC agreements ($1.7 million). During the year ended December 29, 1996, the Company recorded $4.2 million in net expense consisting of the following unusual items: restructuring charge associated with the depot relocation ($4.2 million), environmental accrual ($1.5 million) and a gain on the sale of the Company's Mexican subsidiary ($1.5 million).

NOTE 3: BALANCE SHEET INFORMATION

Inventories consist of:


                                                              DEC. 28,                    Dec. 29,
(in thousands)                                                  1997                        1996
                                                         -------------------         -------------------
Raw materials                                          $              9,295        $              9,105
Work in process                                                       1,994                       3,383
Finished goods                                                       56,264                      34,459
                                                         -------------------         -------------------
                                                       $             67,553        $             46,947
                                                         ===================         ===================

Property, plant and equipment consists of:

                                                            DEC. 28,                    Dec. 29,
(in thousands)                                                1997                        1996
                                                       -------------------         -------------------
Land                                                 $                580        $                580
Buildings                                                           7,153                       7,133
Machinery and equipment                                            82,320                      83,567
Construction in progress                                           12,157                       1,378
                                                       -------------------         -------------------
                                                                  102,210                      92,658
Less: Accumulated depreciation                                     66,064                      66,096
                                                       -------------------         -------------------
                                                     $             36,146        $             26,562
                                                       ===================         ===================

Accounts payable and accrued expenses consist of:

                                                                                 DEC. 28,                 Dec. 29,
(in thousands)                                                                     1997                     1996
                                                                            -------------------      -------------------
Trade accounts payable                                                    $             60,585     $             43,581
Accrued liabilities: Accrued compensation and benefits                                   9,768                   10,333
                     Restructuring accrual                                                                        4,183
                     Interest                                                              706                      176
                     Other                                                              13,519                   13,767
                                                                            -------------------      -------------------
                                                                          $             84,578     $             72,040
                                                                            ===================      ===================

NOTE 4: SUPPLEMENTAL CASH FLOW INFORMATION

(in thousands)                                                                      1997                     1996
                                                                               ---------------          ---------------
Asset purchase of Novadyne Computer Systems, Inc.:
  Total acquisition costs                                                    $         17,329
    Liabilities assumed                                                                (3,198)
                                                                               ---------------
    Cash paid                                                                $         14,131
                                                                               ===============

Purchase of Texas Instruments printer business:
  Total acquisition costs                                                                             $         29,468
    Note to Texas Instruments                                                                                   (9,000)
    Accounts payable to Texas Instruments                                                                       (1,735)
    Other accrued costs                                                                                           (500)
                                                                                                        ---------------
    Cash paid                                                                                         $         18,233
                                                                                                        ===============

NOTE 5: DEBT OBLIGATIONS

Long term debt consists of:


                                                                                 DEC. 28,                 Dec. 29,
(in thousands)                                                                     1997                     1996
                                                                            -------------------      -------------------
Revolving credit facilities                                               $             39,000     $             11,000
Term loans                                                                              54,000                   33,184
Note payable to Texas Instruments                                                                                 9,000
Other                                                                                      463                    1,369
                                                                            -------------------      -------------------
                                                                                        93,463                   54,553
Less: Current portion                                                                    6,391                    4,222
                                                                            -------------------      -------------------
                                                                          $             87,072     $             50,331
                                                                            ===================      ===================



The carrying value of the debt approximates its market value. At December 28, 1997, future minimum principal payments on long term debt were $6.4 million for 1998, $4.0 million for 1999, $4.0 million for 2000, $4.0 million for 2001 and $7.4 million for 2002.

On January 12, 1996, the Company reached an agreement with NationsBank of Texas, N.A., as agent for a group of banks, ("NationsBank") on $75 million of credit facilities. Under the agreement, NationsBank is providing a $35 million revolving credit facility and two term loans totaling $40 million. The revolver matures in five years, while the term loans are for five and seven years, respectively. The rate of interest on the credit facilities is tied to LIBOR (the rate at December 28, 1997 was approximately 6.0%) or NationsBank prime rate (the rate at December 28, 1997 was 8.5%) and is also dependent upon the Company's performance. On September 5, 1997, the Company amended and restated the credit facilities increasing the two term loans to $55 million and the revolving credit facility to $80 million. The Company is subject to certain financial covenants which will require the Company, among other things, to maintain a minimum consolidated tangible net worth, a funded debt coverage ratio of not more than 3.75 to 1 for the fourth quarter of 1998, a fixed charges coverage ratio of at least 1.75 to 1 for the fourth quarter of 1998 and a debt to capitalization ratio of less than .75 to 1 for 1998.

As part of the acquisition of certain assets of Texas Instruments' worldwide printer and related supplies business (see Note 11), the Company delivered to Texas Instruments a two year balloon note payable of $9 million maturing in 1998 with an interest rate of approximately 8.5% payable quarterly. This note was paid in full in September 1997 using the amended credit facilities mentioned above.

As part of the purchase agreement with Printer Systems Corporation ("PSC") (see
Note 11), the Company has recorded the present value of a note payable. The note payable has an imputed interest rate of approximately 9% and requires annual principal and interest payments through 1998. This obligation was retired in February of 1998.

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

NOTE 6: EMPLOYEE BENEFIT PLANS

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

The postretirement medical coverage is contributory, while the life insurance coverage is noncontributory.

The components of net periodic postretirement benefit costs were:


                                                                             DEC. 28,             Dec. 29,             Dec. 31,
(in thousands)                                                                 1997                 1996                 1995
                                                                         ----------------     ----------------     ----------------
Service cost - benefits attributed to service during the period        $             349    $             363    $             337
Interest cost on accumulated postretirement benefit obligation                     1,177                1,090                1,339
Amortization of unrecognized transition obligation over 20 years                     653                  625                  840
                                                                         ----------------     ----------------     ----------------
Net periodic postretirement benefit cost                               $           2,179    $           2,078    $           2,516
                                                                         ================     ================     ================

The following table sets forth the combined funded status for the Company's postretirement benefit obligations as of the indicated actuarial valuation dates:



                                                                 DEC. 28,                 Dec. 29,
(in thousands)                                                     1997                     1996
                                                            -------------------      -------------------
Accumulated postretirement benefit obligation:
  Retirees                                                $              9,888     $              8,092
  Active plan participants                                               4,500                    7,538
                                                            -------------------      -------------------
                                                                        14,388                   15,630
Unrecognized transition obligation                                      11,419                   12,180
Unrecognized net gain                                                   (4,547)                  (3,072)
                                                            -------------------      -------------------
Accrued postretirement benefit cost                       $              7,516     $              6,522
                                                            ===================      ===================



For measurement purposes 8.5% annual rates of increase in the per capita cost of covered health care benefits were assumed for both 1998 and 1997, both rates were assumed to decrease gradually to 5.5% for 2002 and remain at that level thereafter. If the health care cost trend rate was to increase 1.0%, the accumulated postretirement benefit obligation as of December 28, 1997 and December 29, 1996, would have increased by 8.2% and 9.7%, respectively. The effect of this change on the aggregate service and interest costs for 1997 and 1996 would be increases of 15.6% and 7.6%, respectively. The weighted-average discount rates used in determining the accumulated postretirement benefit obligation was 7.5% and 7.75% in 1997 and 1996, respectively.

Substantially all domestic non-collective bargaining employees are eligible to participate in the Company's retirement savings plan (the "Savings Plan"), which qualifies under section 401(k) of the Internal Revenue Code. The Company makes certain matching contributions which are allocated to the participants and vest based on the employee's years of service. The Company's expense under the Savings Plan was $0.9 million, $0.8 million and $0.8 million in fiscal years 1997, 1996 and 1995, respectively.

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

Components of periodic pension costs were:



                                                                      DEC. 28,     Dec. 29,     Dec. 31,
(in thousands)                                                          1997         1996         1995
                                                                      ----------   ----------   ----------
Service cost - benefits attributed to service during the period     $       327  $       416  $       340
Interest cost on projected benefit obligation                             1,023          896          806
Actual return on plan assets                                             (2,633)      (1,012)      (2,277)
Net amortization and deferral                                             1,531          125        1,681
                                                                      ----------   ----------   ----------
Net periodic pension expense                                        $       248  $       425  $       550
                                                                      ==========   ==========   ==========

As a result of the Waynesboro depot consolidation and the sale of the relay product line, the Company recognized additional expense associated with the Company's pension plan. The curtailment expense for the depot consolidation was charge against the restructuring reserve and for the relay sale, the curtailment expense was approximately $0.6 million.

The following table sets forth the Pension Plan's funded status as of the indicated actuarial valuation dates:


                                                                                 DEC. 28,                 Dec. 29,
(in thousands)                                                                     1997                     1996
                                                                            -------------------      -------------------
Actuarial present value of benefit obligation:
  Vested benefits                                                         $             13,844     $             11,661
  Non-vested benefits                                                                      179                      639
                                                                            -------------------      -------------------
Total accumulated benefit obligation                                                    14,023                   12,300
Effect of projected future compensation levels                                             807                      458
                                                                            -------------------      -------------------
Projected benefit obligation                                                            14,830                   12,758
Fair value of plan assets                                                               14,642                   13,056
                                                                            -------------------      -------------------
Fair value of plan assets (less than) in excess of
  projected benefit obligation                                                            (188)                     298
Unrecognized net losses from actuarial experience                                          496                    1,084
                                                                            -------------------      -------------------
Prepaid pension cost                                                      $                308     $              1,382
                                                                            ===================      ===================

The Company's assumptions used in determining the pension cost and pension liability shown above were as follows:


                                                        DEC. 28,       Dec. 29,        Dec. 31,
                                                          1997           1996            1995
                                                       -----------    ------------    -----------
Discount rate                                              7.50            7.75           7.25
Rate of compensation progression                           4.00            4.00           4.00
Rate of return on plan assets                              9.00            9.00           9.00

Pension Plan assets consist primarily of treasury notes, government and corporate bonds, corporate equities and cash equivalent funds.

The Company makes contributions to various employee benefit plans for certain of its foreign subsidiaries and the expense for these plans was not material in fiscal years 1997, 1996 and 1995.

NOTE 7: STOCK OPTIONS

Under the Company's stock option plan, 1,785,917 shares of unissued common stock are reserved for issuance pursuant to options outstanding and to be granted. Stock option activity for the respective fiscal periods is as follows:


                                                                            Weighted
                                   Number of         Option Amount        Average Price
                                    Shares             Per Share            Per Share
                               ---------------   -------------------    ----------------
OUTSTANDING,
   JANUARY 1, 1995                  1,759,134    $     1.00-7.50                  $1.21
          Granted                     410,000          1.75-4.50                   1.96
          Exercised                  (201,100)         1.00-2.13                   1.32
          Cancelled                  (195,467)         1.00-7.50                   1.30
                               ---------------    ------------------    ----------------

OUTSTANDING,
   DECEMBER 31, 1995                1,772,567          1.00-7.50                   1.36
          Granted                     263,180          3.25-4.25                   3.84
          Exercised                  (144,040)         1.00-2.38                   1.14
          Cancelled                  (221,407)         1.00-7.50                   2.20
                               ---------------    ------------------    ----------------

OUTSTANDING,
   DECEMBER 29, 1996                1,670,300          1.00-4.50                   1.66
          Granted                     463,550         3.125-14.25                  6.79
          Exercised                  (382,311)         1.00-4.50                   1.35
          Cancelled                   (99,384)         1.00-4.50                   2.34
                               ===============    ==================    ================

OUTSTANDING,
   DECEMBER 28, 1997                1,652,155    $     1.00-14.25                 $3.07
                               ===============    ==================    ================

OPTIONS EXERCISABLE
   DECEMBER 28, 1997                  719,369    $     1.00-4.675                 $1.28
                               ===============    ==================    ================

OPTIONS AVAILABLE FOR
  FUTURE GRANTS                       133,762
                               ===============

The following table summarizes information about stock options outstanding at December 28, 1997.

                                       Remaining
                                    Contractual Life
    Exercise            Number     Years for Options       Number
     Price           Outstanding      Outstanding        Exercisable
----------------- ---------------  ------------------- ---------------
 $      1.00             654,289       2.17-6.08          509,689
 $1.25-$14.25            259,900       3.25-9.75          129,500
 $      1.75             181,020          7.17             59,520
 $      3.87             168,596           8               22,260
 $      3.13             216,950          9.08                -
 $     11.50             171,400          9.83                -
                  ---------------                      ---------------
                       1,652,155                          720,969
                  ---------------                      ---------------


As of December 28, 1997, the Company had an active stock option plan. The Company applies APB Opinion 25 and related Interpretations in accounting for its plans and stock option plan under which options are outstanding but new grants are not being issued. No compensation cost has been recognized for the stock options. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards under the plan consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.




                                   1997          1996           1995
                               ----------    -----------    -----------
Net income in thousands
  As reported                    $7,858         $1,659         $6,152
  Pro forma                      $6,419         $1,109         $5,712

Basic earnings per share
  As reported                     $0.71          $0.15          $0.57
  Pro forma                       $0.58          $0.10          $0.53

Diluted earnings per share
  As reported                     $0.63          $0.14          $0.51
  Pro forma                       $0.51          $0.09          $0.47



Options granted under the stock option plans are granted at prices not less than 85.0% of the fair market value of the common stock and become exercisable in installments at dates ranging from one to ten years from the date of grant, as determined by the Board of Directors or the Compensation Committee thereof. The weighted average market value per share for options granted in 1997 and 1996 was $6.79 and $4.55, respectively.

The fair value of each option is estimated on the date of grant using a type of Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the years ended December 28, 1997 and December 29, 1996, respectively: dividend yield of 0%, expected volatility 83.5%, risk free interest rate of 6.18% and 5.64% for 1997 and 1996, respectively, on the grant date with the maturity equal to the expected term of 6 years.

As of December 28, 1997, the weighted average remaining contractual life of all options is 7 years. As of December 28, 1997 and December 29, 1996, the pro forma tax effects at a 34% tax rate under SFAS 109 are $959,000 and $366,000, respectively.

In 1992 and 1993, the stockholders approved nonstatutory stock option grants of 100,000 and 10,000 shares of common stock, respectively, to certain members of the Company's Board of Directors. The stock options become exercisable at a rate of 33.3% per year beginning one year from grant date. However, the stock options become fully exercisable upon the merger of the Company into another entity or the acquisition of the Company by another entity or the sale or transfer of substantially all assets of the Company to another entity. In 1997, the non-employee members of the Board of Directors were granted additional stock options of 10,000 shares each. These options become exercisable at a rate of 20% per year. As of December 28, 1997, total grants outstanding to these Directors were 130,000 shares, of which none had been exercised.

NOTE 8: INCOME TAXES

The components of (loss) income before income taxes were as follows:



(in thousands)            DEC. 28,          Dec. 29,          Dec. 31,
                            1997              1996              1995
                        ------------      ------------      ------------
Domestic              $       5,622     $      (1,225)    $       7,860
Foreign                       3,544              (352)             (423)
                        ------------      ------------      ------------
                      $       9,166     $      (1,577)    $       7,437
                        ============      ============      ============


Income tax expense (benefit) consists of the following:


(in thousands)            DEC. 28,         Dec. 29,         Dec. 31,
                           1997             1996             1995
                        -----------      -----------      -----------
Current
  Federal             $      1,423     $      2,103     $      2,299
  State                        414              800              557
  Foreign                   (1,278)             625              259
                        -----------      -----------      -----------
                             3,115            3,528            3,115
                        -----------      -----------      -----------
Deferred
  Federal                      289           (6,226)          (1,414)
  State                         75             (960)            (416)
  Foreign                   (2,171)               -                -
                        -----------      -----------      -----------
                            (1,807)          (7,186)          (1,830)
                        -----------      -----------      -----------
                      $      1,308     $     (3,658)    $      1,285
                        ===========      ===========      ===========

A reconciliation of the U.S. statutory Federal tax rate of 34.0% to the Company's effective tax rate is as follows:



(in thousands)                                      DEC. 28,            Dec. 29,            Dec. 31,
                                                      1997                1996                1995
                                                 ---------------     ---------------     ---------------
Tax expense (benefit) at statutory rate        $          3,116    $           (536)   $          2,529
(Decrease) increase related to:
  State income taxes, net of
    Federal tax benefit                                     323                (106)                557
  Foreign income taxes                                   (1,061)                323                 259
  Foreign operating losses generating
    no current tax benefit                                                      120                 144
  Domestic operating profit not taxed
    due to carryforward losses                                                                     (383)
  Reduction in valuation allowance                       (1,037)             (3,570)             (1,830)
  Other, net                                                (33)                111                   9
                                                 ---------------     ---------------     ---------------
                                               $          1,308    $         (3,658)   $          1,285
                                                 ===============     ===============     ===============
Effective rate                                            14.3%             (232.2)%              17.3%
                                                 ---------------     ---------------     ---------------


The major components of the Company's deferred tax assets and liabilities are as follows:



(in thousands)                             DEC. 28,            Dec. 29,
                                             1997               1996
                                        -------------      ---------------
DEFERRED TAX ASSETS:
Net operating loss carryforwards      $        7,668     $          7,181
Inventory valuation                            3,976                5,162
Vacation accrual                               1,051                1,146
Bad debt reserve                               1,129                  796
Employee benefits                              2,875                3,041
Restructuring reserve                                               1,673
Depreciation                                     303                1,040
Warranty reserve                               1,021                    -
Environmental reserve                            234                    -
Deferred maintenance contracts                   982                    -
Other                                            436                4,070
Valuation allowance                           (8,450)              (9,487)
                                        -------------      ---------------
   Total deferred tax assets          $       11,225     $         14,622
                                        =============      ===============

DEFERRED TAX LIABILITIES:
Other intangible assets                         (398)               3,780
Other long term liabilities                    3,162                3,045
Other                                              -                  847
                                        -------------      ---------------
    Total deferred tax liabilities    $        2,764     $          7,672
                                        =============      ===============

During 1997 and 1996, the Company recorded a deferred tax benefit of approximately $2.4 and $3.6 million, respectively, relating to the reversal of a portion of the Company's valuation allowance for its foreign and domestic deferred tax assets, respectively. Such assets were previously partially reserved due to uncertainties regarding their ultimate recoverability. The benefits were recorded in 1997 and 1996 based upon management's estimate of amounts which are expected to be recoverable through future earnings or reversals of temporary differences. The remaining valuation allowance relates primarily to the Company's remaining foreign net operating losses.

The cumulative amount of undistributed earnings of foreign subsidiaries which the Company intends to permanently invest and upon which no deferred U.S. income taxes have been provided is $11.3 million. The Company cannot practically determine the amount of deferred income tax liability that would result had such earnings actually been remitted. The amount of foreign withholding taxes, at current rates, that would have been due on the earnings had they actually been remitted was $0.5 million.

NOTE 9: RESTRUCTURING COSTS

In 1996, following Board of Directors review, the Company accrued $4.2 million for restructuring its worldwide service business. The restructuring charge for the service business involved, among other things, costs to facilitate the establishment of the Company's new "end of runway" depot service center in Louisville, Kentucky and other changes in the delivery of services by the Enterprising Service Solutions company. The restructuring charge include approximately $2.3 million for severance and termination benefits for 321 employees at the Company's Bedford, Massachusetts and Waynesboro, Virginia facilities. As of December 28, 1997, the restructuring reserve had been fully utilized.

NOTE 9: COMMITMENTS AND CONTINGENT LIABILITIES

Leasing arrangements:

As lessee:

The Company leases certain manufacturing and warehousing properties. Rent expense amounted to $6.4 million, $6.7 million and $7.2 million in 1997, 1996 and 1995, respectively.

Minimum future lease commitments for operating leases as of December 28, 1997, are as follows: 1998 - $5.7 million, 1999 - $4.8 million, 2000 - $3.8 million, 2001 - $2.9 million, 2002 - $2.8 million, and $8.0 million thereafter.

As lessor:

The Company has rental agreements for the leasing of printers. Operating lease terms vary, generally from one to sixty months. Rental revenue was $3.1 million, $3.2 million and $2.3 million for 1997, 1996 and 1995, respectively.

On December 28, 1997 and December 29, 1996, the cost of equipment leased was $3.1 million and $1.4 million, respectively, which is included in property, plant and equipment, net of accumulated depreciation of $2.4 million and $1.8 million, respectively.

Environmental matters:

The Company and the former owner of its Waynesboro, Virginia facility, General Electric Company ("G.E."), have generated and managed hazardous wastes at the facility for many years as a result of their use of certain materials in manufacturing processes. The Company and the United States Environmental Protection Agency ("EPA") have agreed to a corrective action consent order (the "Order"), which became effective on September 14, 1990. The Order requires the Company to undertake an investigation of solid waste management units at its Waynesboro, Virginia facility and to conduct a study of any necessary corrective measures that may be required. The investigative work under the Order was completed in December 1997 and the Company submitted a report to the EPA. The EPA has not yet responded to the report. Although not required by the Order, the Company has agreed to install and operate an interim ground water stabilization system, subject to EPA approval of the system design. The interim groundwater stabilization program may be chosen as the final remedy for the site, or additional corrective measures may eventually be required. It is not possible to reliably estimate the costs that any such possible additional corrective measures would entail. However, if additional corrective measures are required, the Company expects that it will enter into discussion with EPA concerning their scope and a further order for that purpose.

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

The Company has been named as a defendant in an Original Petition and Petition for Injunctive Relief filed in August 1995 which alleges that the Company and certain other defendants are strictly liable for damages allegedly suffered by the plaintiffs as a result of contamination of groundwater at the Linn-Faysville Aquifer, in Texas, due to the disposal of dangerous products and materials at a landfill which is alleged to be the source of the contamination. This matter was settled in May 1997 for approximately $0.2 million without the Company admitting liability, curtailing additional legal expenses. The Company was fully reserved for the amount of the settlement and related legal expenses.

During the third quarter of 1996, the Company accrued $1.5 million associated with environmental charges. The environmental charge was the Company's best estimate of remaining costs associated with certain environmental matters, including $0.6 million for pond closure and monitoring for ten years at the Company's Waynesboro, Virginia facility and $0.9 million for litigation costs associated with the Linns-Faysville Aquifer in Texas. The balance of the environmental reserve at December 28, 1997 was approximately $0.6 million.

Atlantic Design:

December of 1995, the Company entered into a five year agreement which was extended an additional year in June 1996 (renewable annually after 6 years) with Atlantic Design Company, a subsidiary of Ogden Services Corporation, pursuant to which ADC acquired the Company's manufacturing operations in McAllen, Texas and Reynosa, Mexico. Under the agreement, ADC is committed to manufacturing a significant part of the Company's impact printer products, printed circuit boards, related supplies and spare parts, while the Company retains design, intellectual and distribution rights with respect thereto.

Ogden Services Corporation has divested certain ADC facilities and has been attempting to divest the Reynosa operations. The Company's contract with ADC contains a clause requiring GENICOM's consent to the sale, which consent cannot be unreasonably withheld. The Company has evaluated preliminary information received from ADC concerning a potential buyer, but, to the Company's knowledge, the sale of the Reynosa facility is not imminent.

In August 1997, ADC filed a Demand for Arbitration with the American Arbitration Association seeking a legal interpretation of the pricing provisions in the agreement between ADC and the Company and the recovery of an amount in dispute said to be approximately $2 million. The Company filed a counterclaim against ADC for approximately $10 million alleging various breaches of the agreement. Ogden Services Corporation and ADC have filed counterclaims against the Company seeking damages in excess of $10 million alleging additional various breaches by the Company of the agreement. The Company, Ogden and ADC have engaged in settlement discussions, but no agreement has been reached to date. Discovery is in progress in the arbitration and hearings had been scheduled to begin in April 1998. In late March 1998, Ogden and ADC requested and received permission from the arbitrator to file an amended claim to seek recision of the agreement. While ADC has not formally filed its claim for recision, the Company is not aware of any basis for such a claim and will vigorously contest any such assertion. While the Company remains hopeful that a negotiated solution can be reached, the Company cannot presently predict the outcome of this matter or how the respective claims will be resolved. There can be no assurance that such outcomes will not have a material adverse effect upon the Company.

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

NOTE 10: RELATED PARTY TRANSACTIONS

G.E. is one of the principal stockholders of the Company. Sales by the Company to G.E. and its affiliates amounted to $1.9 million, $2.2 million and $2.4 million in 1997, 1996 and 1995, respectively. Amounts receivable from G.E. were immaterial as of December 28, 1997 and December 29, 1996, respectively.

In late 1997, G.E. transferred all of its holdings in GENICOM to a charitable trust.

NOTE 11: SEGMENT AND GEOGRAPHIC INFORMATION

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

(in thousands)                                        1997                  1996                  1995
                                                 ----------------      ----------------      ----------------
REVENUES
Document Solutions*                            $         293,166     $         182,707     $         166,469
Enterprising Service Solutions                           127,962               120,551               127,583
                                                 ----------------      ----------------      ----------------
                                               $         421,128     $         303,258     $         294,052
                                                 ----------------      ----------------      ----------------
OPERATING INCOME
Document Solutions+#                           $          29,713     $          11,954     $           7,415
Enterprising Service Solutions#                          (13,417)               (8,750)                7,763
                                                 ----------------      ----------------      ----------------
                                               $          16,296     $           3,204     $          15,178
                                                 ----------------      ----------------      ----------------
DEPRECIATION AND AMORTIZATION
Document Solutions                             $           5,851     $           3,146     $           4,471
Enterprising Service Solutions                            11,741                13,239                 9,487
Corporate and other                                        1,375                 1,487                 4,148
                                                 ----------------      ----------------      ----------------
                                               $          18,967     $          17,872     $          18,106
                                                 ----------------      ----------------      ----------------
ASSETS
Document Solutions                             $         145,467     $          96,147     $          85,130
Enterprising Service Solutions                            85,387                53,248                49,264
Corporate and other                                       19,195                36,684                27,145
                                                 ----------------      ----------------      ----------------
                                               $         250,049     $         186,079     $         161,539
                                                 ----------------      ----------------      ----------------
CAPITAL EXPENDITURES
Document Solutions                             $           3,440     $           2,493     $           2,970
Enterprising Service Solutions                            10,469                 8,961                11,680
Corporate and other                                        6,417                   355                 1,675
                                                 ----------------      ----------------      ----------------
                                               $          20,326     $          11,809     $          16,325
                                                 ----------------      ----------------      ----------------

*Includes relay revenues of $14,342, $13,651 and $11,726 for 1997, 1996 and 1995, respectively.
+Includes relay operating income (loss) of $1,236, $(807) and $(1,367) for 1997, 1996 and 1995, respectively.
#Includes restructuring accrual of $4,183 included with Enterprising Services and environmental accrual of $1,479 for Document Solutions in 1996.

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

Financial information by geographic area:




(in thousands)                              United States
FISCAL YEAR 1997                             and Canada          Europe          Eliminations      Consolidated
                                           --------------    ---------------    --------------    ---------------
Sales to unaffiliated customers          $       316,397   $        104,731   $                 $        421,128
Transfers between geographic areas                67,430                              (67,430)               -
                                           --------------    ---------------    --------------    ---------------
Total sales                              $       383,827   $        104,731   $       (67,430)  $        421,128
                                           --------------    ---------------    --------------    ---------------
Operating income (loss)                  $        12,099   $          4,197   $                 $         16,296
                                           --------------    ---------------    --------------    ---------------
Identifiable assets                      $       130,634   $        119,415   $                 $        250,049
                                           ==============    ===============    ==============    ===============

                                            United States
FISCAL YEAR 1996                             and Canada          Europe          Eliminations      Consolidated
                                           --------------    ---------------    --------------    ---------------
Sales to unaffiliated customers          $       235,780   $         67,478   $                 $        303,258
Transfers between geographic areas                47,818                              (47,818)               -
                                           --------------    ---------------    --------------    ---------------
Total sales                              $       283,598   $         67,478   $       (47,818)  $        303,258
                                           --------------    ---------------    --------------    ---------------
Operating income (loss)                  $         3,479   $           (275)  $                 $          3,204
                                           --------------    ---------------    --------------    ---------------
Identifiable assets                      $       146,923   $         39,156   $                 $        186,079
                                           ==============    ===============    ==============    ===============

                                            United States
FISCAL YEAR 1995                             and Canada          Europe          Eliminations      Consolidated
                                           --------------    ---------------    --------------    ---------------
Sales to unaffiliated customers          $       231,709   $         62,343   $                 $        294,052
Transfers between geographic areas                39,870                              (39,870)               -
                                           --------------    ---------------    --------------    ---------------
Total sales                              $       271,579   $         62,343   $       (39,870)  $        294,052
                                           --------------    ---------------    --------------    ---------------
Operating income (loss)                  $        15,021   $            157   $                 $         15,178
                                           --------------    ---------------    --------------    ---------------
Identifiable assets                      $       123,806   $         37,733   $                 $        161,539
                                           ==============    ===============    ==============    ===============

Total sales to customers outside the United States amounted to $139.0 million, $94.2 million and $84.7 million for 1997, 1996 and 1995, respectively; these amounts include export sales from the United States of $2.3 million, $1.0 million and $1.1 million in 1997, 1996 and 1995, respectively.

 NOTE 13: BUSINESS ACQUISITIONS AND DISPOSITIONS

NOVADYNE COMPUTER SYSTEMS, INCORPORATED

On November 14, 1997, the Company purchased selected assets of Novadyne Computer Systems, Inc. for approximately $17.3 million including the assumption of certain liabilities. The transaction was financed through the Company's credit facility with NationsBank of Texas, N.A..

PRO FORMA FINANCIAL INFORMATION

Presented below are the unaudited pro forma statements of operations as if the acquired operations had been integrated into the Company effective January 1, 1996. Accounting adjustments have been made in the pro forma financial information to include estimated costs of the combinations and to reflect the integration and consolidation of the facilities and personnel. Included in such integration costs are relocation costs associated with facilities and employee expenses. This pro forma information has been prepared for comparative purposes only and does not purport to be indicative of the results that actually would have been obtained if the acquired operations had been conducted by the Company during the periods presented, and is not intended to be a projection of future results. Presentation is in thousands except for earnings per share amounts.


                                                 December 28, 1997         December 29, 1996
                                                ---------------------     ---------------------
Revenue                                       $            451,527      $             341,532
Pre-Tax Income                                              12,209                      3,286
                                                ---------------------     ---------------------
Net Income                                                  10,104                      3,087
                                                ---------------------     ---------------------
Earnings per share - Basic                    $               0.91      $                0.28
                                                ---------------------     ---------------------
Earnings per share - Diluted                                  0.80                       0.25
                                                ---------------------     ---------------------
Weighted average shares outstanding
  Basic                                                     11,074                     10,933
                                                ---------------------     ---------------------
  Diluted                                                   12,570                     12,168
                                                ---------------------     ---------------------

RELAYS BUSINESS

The Company recorded an operating loss of $0.8 million associated with the sale of its relay product line in 1997. This loss included $0.6 million for pension curtailment.

DIGITAL EQUIPMENT CORPORATION AGREEMENTS

On August 10, 1997, the Company purchased Digital Equipment Corporation's Printing Systems Business and became Digital's exclusive supplier of Digital-branded printer products. The multi-year agreement also established a cooperative alliance where the Company will provide a broad line of products, business planning, technical support and distribution services to Digital's marketing channels in each of their global geographies. The Company and Digital have also agreed to pursue joint marketing programs for each other's capabilities, products and services.

During the fourth quarter the Company expensed approximately $1.7 million dollars associated with the agreements.

TEXAS INSTRUMENTS WORLDWIDE PRINTER BUSINESS

On September 30, 1996, the Company acquired certain assets of Texas Instruments worldwide printer and related supplies business for the purchase price of approximately $29.5 million. The acquisition was financed primarily through the Company's credit facility with NationsBank and a note of $9 million to Texas Instruments with interest of approximately 8.5% payable over two years. This note was paid in September 1997. The goodwill of approximately $10 million associated with the purchase is being amortized over seven years.

PRINTER SYSTEMS CORPORATION

On February 16, 1995, the Company acquired Printer Systems Corporation ("PSC"), a privately held company whose primary business was the design, manufacture, distribution and support of printer networking products for commercial customers. PSC had 1994 revenues of approximately $10.0 million. Pursuant to the purchase agreement, the Company acquired all of PSC's outstanding common and preferred shares for consideration aggregating to potentially $4.8 million. Of the consideration $0.8 million was payable at closing and $1.2 million is payable over the three subsequent years to closing. The remaining balance of up to $2.8 million in consideration is contingent upon attainment of performance objectives during the three years subsequent to closing, and will be funded from the Company's cash flows from operations and credit facilities. There was no contingent liability remaining as of December

28, 1997. The acquisition has been accounted for as a purchase. The goodwill associated with the purchase is being amortized over seven years.

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

NOTE 14:         SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

(in thousands, except per share data)
                                                                          QUARTER
                                           -----------------------------------------------------------------------
1997                                           FIRST             SECOND             THIRD              FOURTH
                                           ---------------    --------------    ---------------    ---------------
REVENUES                                 $         96,345    $       98,647    $       102,689    $       123,447
GROSS MARGIN                                       23,965            23,859             23,774             25,583
OPERATING INCOME                                    4,303             5,275              4,707              1,973
NET INCOME                                          2,517             2,843              2,286                212
EARNINGS PER SHARE - BASIC                           0.23              0.26               0.21               0.02
EARNINGS PER SHARE - DILUTED                         0.21              0.23               0.18               0.02

                                                                          Quarter
                                           -----------------------------------------------------------------------
1996                                           First             Second             Third              Fourth
                                           ---------------    --------------    ---------------    ---------------
Revenues                                 $         73,553    $       69,139    $        68,811    $        91,755
Gross margin                                       17,307            15,159             16,521             21,982
Operating income (loss)                             2,845             1,918             (5,616)             4,053
Income (loss) before extraordinary item             1,421               689             (2,229)             2,200
Net income (loss)                                   1,007               681             (2,229)             2,200
Earnings (loss) per share before
  extraordinary item
       Basic                                         0.13              0.06              (0.20)              0.20
       Diluted                                       0.11              0.06              (0.20)              0.18

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this Item is incorporated by reference from Genicom Corporation's Proxy Statement for its 1998 annual meeting of stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the close of the Company's fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by this Item is incorporated by reference from Genicom Corporation's Proxy Statement for its 1998 annual meeting of stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the close of the Company's fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by this Item is incorporated by reference from Genicom Corporation's Proxy Statement for its 1998 annual meeting of stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the close of the Company's fiscal year.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this Item is incorporated by reference from Genicom Corporation's Proxy Statement for its 1998 annual meeting of stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the close of the Company's fiscal year.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Financial Statements and Schedules

         The financial statement schedule filed as part of this report is listed in the Index to Financial Statements and Schedules on page F-1 immediately following the signatures to this report.

Exhibits Included in Response to Item 601 of Regulation S-K

 NUMBER          DESCRIPTION
=========      ========================================================================================================
 2.1            Texas Instruments Asset Purchase Agreement dated July 22, 1996, incorporated by reference to Exhibit
                2.1 to Form 8-K (File No. 0-14865) filed with the Commission on October 15, 1996.

 2.2            Amendment of Asset Purchase Agreement with Texas Instruments dated as of September 30, 1996, incorporated by reference to Exhibit 2.2 to Form 8-K (File No. 0-14865) filed with the Commission on
                October 15, 1996.

 2.3            Asset Purchase Agreement dated November 14, 1997 among Genicom Corporation, Heller Financial, Inc.,
                Novadyne Computer Systems, Inc. and Novadyne Acquisition Company, Inc., incorporated by reference to
                Exhibit 2.1 to Form 8-K (File No. 0-14865) filed with the Commission on December 1, 1997.

 2.4            Asset Purchase Agreement dated November 14, 1997 among Genicom Canada Inc., Novadyne Computer
                Systems (Canada), Inc., Novadyne Computer Systems, Inc. and Heller Financial, Inc. incorporated by reference to Exhibit 2.2 to Form 8-K (File No. 0-14865) filed with the Commission on December 1,
                1997.

 3.1            Restated Certificate of Incorporation effective as of June 15, 1992, incorporated by reference to
                Form 8-A (File No. 0-14865) filed with the Commission on July 5, 1996.

 3.2            Certificate of Amendment to Certificate of Incorporation effective as of July 17, 1995, incorporated by reference to Exhibit 3.2 to Form 8-A (File No. 0-14865) filed with the Commission on July 5,
                1996.

 3.3            By-laws, dated June 1, 1983, as amended January 23, 1989 - incorporated by reference to Exhibit 3.2 to Form 10-K (File No. 0-14865) filed with the Commission on March 29, 1989.

 4.1            Rights Agreement dated as of June 16, 1996 between the Registrant and First Union National Bank of
                North Carolina, including Exhibit A thereto, Form of Rights Certificate, incorporated by reference to Exhibit 4.1 to Form 8-A (File No. 0-14865) filed with the Commission July 5, 1996.

 10.1*          Cooperative Marketing, Support and Development Agreement between Genicom Corporation and Digital
                Equipment Corporation dated August 10, 1997 incorporated by reference to Exhibit 2.3 to Form 8-K
                (File No. 0-14865) filed with the Commission on August 25, 1997.

 10.2           Amended and Restated Credit Agreement with NationsBank dated September 5, 1997, incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 0-14865) filed with the Commission on September 22,
                1997.

 NUMBER          DESCRIPTION
=========      ========================================================================================================
 10.3           First Amendment to Credit and Security Agreement with NationsBank dated as of October 31, 1997, incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 0-14865) filed with the Commission on December 1, 1997.

 10.4           Second Amendment to Credit and Security Agreement with NationsBank dated as of  March 12, 1998, filed herewith.

 10.5           Genicom Corporation 1997 Stock Option Plan incorporated by reference to Exhibit 4 to Form S-8 (File
                No. 333-30153) filed with the Commission on June 27, 1997.

 10.6#          Stock Option Plan, as amended and restated, effective as of February 7, 1991- incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q (File No. 0-14685) for the
                quarter ended March 31, 1991 filed with the Commission on May 15, 1991.

 10.7#          First Amendment to the Registrant's Stock Option Plan, dated February 3, 1992  incorporated by reference to Exhibit 4.2 to Form S-8 Registration Statement (No. 33-49472) filed with the Commission on July 10, 1992.

 10.8#          Second Amendment to the Registrant's Stock Option Plan, dated January 17, 1994 incorporated by reference to Exhibit 4 to Form S-8 Registration Statement (No. 33-53843) filed with the Commission on May 27, 1994.

 10.9#          Third Amendment to the Registrant's Stock Option Plan dated February 13, 1995 incorporated by reference to Exhibit 4 to Form S-8 Registration Statement (No. 333-01845) filed with the Commission on March 21, 1996.

 10.10#         Amendment of Stock Option Plan, dated February  13, 1995 incorporated by reference to Exhibit 10.5 to Form 10-K (File No. 0-14865) filed with the Commission on March 27, 1997.

 10.11#         Amendment of Stock Option Plan, dated December 17, 1996, incorporated by reference to Exhibit 10.6 to Form 10-K (File No. 014865) filed with the Commission on March 27, 1997.

 10.12#         Deferred Compensation and Savings Plan, as amended and restated, effective as of January 2, 1989 incorporated by reference to Exhibit 10.8 to Form 10-K (File No. 0-14865) filed with the Commission on March 29, 1991.

 10.13#         First Amendment to the Deferred Compensation and Savings Plan, dated as of November 1, 1993 incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 0-14865) filed with the Commission on March 30, 1995.

 10.14#         Second Amendment to the Deferred Compensation and Savings Plan, dated as of January 20, 1994 incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 0-14865) filed with the Commission on March 30, 1995.

 NUMBER          DESCRIPTION
=========      ========================================================================================================
 10.15#         Fifth Amendment to the Deferred Compensation and Savings Plan, dated as of April 1, 1997 incorporated by reference to Exhibit 10.8 to Form 10K (File No. 0-14865) filed with the Commission on March 27, 1997.

 10.16#         Incentive Compensation Plan, as amended - incorporated by reference to Exhibit 10.13 to Form S-1
                (File No. 33-5458) filed with the Commission on June 25, 1986.

 10.17#         Incentive Compensation Plan for 1997 incorporated by reference to Exhibit 10.17 to Form 10-K (File
                No. 0-14865) filed with the Commission on March 31, 1998 filed herewith.

 10.18          Lease of McAllen, Texas facility, dated January 20, 1992 incorporated by reference to Exhibit 10.12 to Form 10-K (File No. 0-14865) filed with the Commission on March 24, 1992.

 10.19          Sublease of McAllen, Texas facilities, dated December 18, 1995 incorporated by reference to Exhibit
                10.16 to Form 10-K (File No. 0-14865) filed with the Commission on March 27, 1997.

 10.20#         Terms of employment of Paul T. Winn dated March 26, 1990 - incorporated by reference to Exhibit
                10.15 to Form S-1 Registration Statement (No. 33-23007) filed with the Commission on May 17, 1990.

 10.21*         Agreement Between GENICOM Corporation and TOSHIBA Corporation Relating to Laser Printer G751, Laser
                Printer G750 and Related Options, Supplies and Service Parts, dated March 31, 1992 - incorporated by reference to Exhibit 10.17 to Form 10-K filed with the Commission on March 31, 1993.

 10.22          Agreement with the General Electric Company regarding environmental matters at the Registrants'
                Waynesboro, Virginia facility, dated December 9, 1993 - incorporated by reference to Exhibit 10.1 to
                Form 8-K (File No. 0-14865) filed with the Commission on February 23, 1994.

 10.23          Manufacturing agreement between GENICOM Corporation and Atlantic Design Company - incorporated by reference to Exhibit 10.21 to Form 10-K (File No. 0-14865) filed with the Commission on March 28,
                1996.

 11             Statement regarding the Company's computation of earnings per share - filed herewith.

 22             Subsidiaries of the Registrant - filed herewith.

 23             Consent of Independent Accountants - filed herewith.

 27             Financial Data Schedules - Filed only with EDGAR version.

 NUMBER          DESCRIPTION
=========      ========================================================================================================
 (b)            Reports on Form 8-K

                The Company filed a Form 8-K/A on October 22, 1997 to report that it had acquired certain assets from Digital Equipment Corporation ("DEC") in connection with a Cooperative Marketing, Support and
                Development Agreement ("Marketing Agreement") it had recently entered into with DEC.  The Company determined that the acquisition and the Marketing Agreement did not require the production and filing of any financial statements.

                The Company filed a Form 8-K on December 1, 1997 to report that it had purchased certain assets and had assumed certain liabilities of Novadyne Computer Systems, Inc.  The Company also reported a related amendment of its credit agreement with NationsBank.  Financial statements, not available at the time, were filed under cover of an amended Form 8-K on March 17, 1998.





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


                              GENICOM Corporation
                         BY:  Paul T. Winn
                            ------------------------------------

                              Paul T. Winn
                              President and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 SIGNATURE                                                      TITLE                                      DATE
==================================           =================================================    =====================

 \s\Don E. Ackerman                            Chairman of the Board and Director                     March 30, 1998
----------------------------------
 Don E. Ackerman


 \s\Paul T. Winn                               President and Chief Executive Officer                  March 30, 1998
----------------------------------             and Director (Principal Executive Officer)
 Paul T. Winn


 \s\James C. Gale                              Senior Vice President Finance and Chief                March 30, 1998
----------------------------------             Financial Officer (Principal Financial Officer)
 James C. Gale


 \s\John Hill                                  Director                                               March 30, 1998
----------------------------------
 John Hill

                      GENICOM CORPORATION AND SUBSIDIARIES

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



                                                                                      PAGE
                                                                                   =========
 Independents Accountants' Report                                                     F-2

 Financial Statement
 Schedules:

 Schedule  II             Valuation and Qualifying Accounts and Reserves              F-3



1. All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedules.

INDEPENDENT ACCOUNTANTS' REPORT



The Board of Directors and Stockholders of GENICOM Corporation:


We have audited the accompanying consolidated balance sheets of GENICOM Corporation and Subsidiaries (the "Company") as of December 28, 1997 and December 29, 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three fiscal years in the period ended December 28, 1997. We have also audited the financial statement schedule listed in the index on page F-1 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GENICOM Corporation and Subsidiaries as of December 28, 1997 and December 29, 1996, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 28, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





Coopers & Lybrand L.L.P.

McLean, VA
January 29, 1998

                      GENICOM CORPORATION AND SUBSIDIARIES

         SCHEDULE II  - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                 (In thousands)


                                           BALANCE AT            ADDITIONS
             DESCRIPTION                   BEGINNING          CHARGED TO COSTS        DEDUCTIONS        BALANCE AT END
                                           OF PERIOD            AND EXPENSES         FROM RESERVES        OF PERIOD
=====================================   ===============     ===================    ================   =================
 ALLOWANCE FOR DOUBTFUL ACCOUNTS

 Year ended:

 DECEMBER 31, 1995                          $ 1,479               $1,284(1)              $1,147             $  1,616

 DECEMBER 29, 1996                          $ 1,616               $1,985(1)              $  331             $  3,270

 DECEMBER 28, 1997                          $ 3,270               $2,086(1)              $  886             $  4,470


 ALLOWANCE FOR INVENTORY
 OBSOLESCENCE

 Year ended:

 DECEMBER 31, 1995                        $   6,158             $  2,292(2)            $    305             $  8,145

 DECEMBER 29, 1996                        $   8,145             $  6,761(2)            $  3,337             $ 11,569

 DECEMBER 28, 1997                        $  11,569             $  2,711(2)            $  3,481             $ 10,799

1. "Additions" to the allowance for doubtful accounts include a foreign currency translation adjustment of $129,$(48) and $46 in 1997, 1996 and 1995, respectively. Net bad debt expense for 1997, 1996 and 1995 was $2,215, $2,026 and $1,238, respectively.

2. Foreign currency translation adjustments were immaterial in 1997, 1996 and 1995. 1996 includes $4,666 of reserve from the Texas Instruments acquisition.

                      GENICOM CORPORATION AND SUBSIDIARIES

                         INDEX TO EXHIBITS TO FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 28, 1997

EXHIBIT
NUMBER                                     DESCRIPTION
------                                     -----------
10.4         Seconded  Amendment to Credit and Security  Agreement with NationsBank           E-2 - E-10
             dated as of March 12, 1998.

10.17        Incentive Compensation Plan for 1997                                            E-11 - E-18

11           Statement regarding computation of per share earnings                               E-19

22           Subsidiaries of the Registrant                                                      E-20

23           Consent of Independent Accountants                                                  E-21

27           Financial Data Schedules                                                      Filed only with
                                                                                            EDGAR version