Form 10-Q
period 1998-03-29
GENICOM CORP
filed 1998-05-13
CIK 766738

================================================================================

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 1998

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934  [NO FEE REQUIRED]

For the transition period from           to

                               ---------    --------

                          Commission File No.: 0-14685

                               GENICOM CORPORATION
             (Exact name of registrant as specified in its charter)

                DELAWARE                                          51-0271821
     (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

      14800 CONFERENCE CENTER DRIVE
          SUITE 400, WESTFIELDS

           CHANTILLY, VIRGINIA                                      20151
(Address of principal executive offices)                          (Zip Code)

       Registrant's telephone number, including area code: (703) 802-9200

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No -

         As of May 1, 1998, there were 11,556,597 shares of Common Stock of the Registrant outstanding.

================================================================================

                                 FORM 10-Q INDEX

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

         Consolidated Balance Sheets - March 29, 1998 and December 28, 1997           3

         Consolidated Statements of Income - Three Months Ended

           March 29, 1998 and March 30, 1997                                          4

         Consolidated Statements of Cash Flows - Three Months Ended

           March 29, 1998 and March 30, 1997                                          5

         Notes to Consolidated Financial Statements                              6 - 10

Item 2.  Management's Discussion and Analysis of Financial Condition

           and Results of Operations                                            11 - 14


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                           14

Item 2.  Changes in Securities                                                       14

Item 3.  Defaults Upon Senior Securities                                             15

Item 4.  Submission of Matters to a Vote of Security Holders                         15

Item 5.  Other Information                                                           15

Item 6.  Exhibits and Reports on Form 8-K                                            15

Signatures                                                                           16

Index to Exhibits                                                                   E-1

                         PART I. - FINANCIAL INFORMATION

Item 1.   Financial Statements

                      GENICOM CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                  MARCH 29,       DECEMBER 28,
(In thousands, except share data)                                   1998             1997
                                                                  ---------       -----------
                                                                 (UNAUDITED)
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                     $   3,299        $   4,622
    Accounts receivable, less allowance for
        doubtful accounts of $4,724 and $4,470                       93,580           89,692
    Other receivables                                                 2,280            3,252
    Inventories                                                      64,260           67,553
    Prepaid expenses and other assets                                10,571            8,390
                                                                  ---------        ---------
        TOTAL CURRENT ASSETS                                        173,990          173,509
Property, plant and equipment, net                                   39,494           36,146
Goodwill                                                             33,522           33,800
Intangibles and other assets                                          5,562            6,594
                                                                  ---------        ---------
                                                                  $ 252,568        $ 250,049
                                                                  =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

    Current portion of long-term debt                             $   4,032        $   6,391
    Accounts payable and accrued expenses                            78,666           84,578
    Deferred income                                                  16,878           16,350
                                                                  ---------        ---------
        TOTAL CURRENT LIABILITIES                                    99,576          107,319
Long-term debt, less current portion                                 95,000           87,072
Other non-current liabilities                                        10,407           10,262
                                                                  ---------        ---------
        TOTAL LIABILITIES                                           204,983          204,653
STOCKHOLDERS' EQUITY:

    Common stock, $0.01 par value; 18,000,000 shares
        authorized, 11,538,597 and 11,365,750 shares issued
        and outstanding                                                 115              114
    Additional paid-in capital                                       28,868           26,959
    Retained earnings                                                20,192           20,020
    Foreign currency translation adjustment                          (1,590)          (1,697)
                                                                  ---------        ---------
        TOTAL STOCKHOLDERS' EQUITY                                   47,585           45,396
                                                                  ---------        ---------
                                                                  $ 252,568        $ 250,049
                                                                  =========        =========


The accompanying notes are an integral part of these financial statements.

                      GENICOM CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                 THREE MONTHS ENDED,
                                                MARCH 29,     MARCH 30,
(In thousands, except per share data)             1998          1997
                                                ---------     ---------
REVENUES, NET:
    Products                                    $ 80,331       $65,634
    Services                                      41,779        30,711
                                                --------       -------
                                                 122,110        96,345
                                                --------       -------

OPERATING COSTS AND EXPENSES:
    Cost of revenues:
       Products                                   56,960        44,956
       Services                                   37,736        27,424
    Selling, general and administration           20,271        17,117
    Engineering, research and
       product development                         4,325         2,545
                                                --------       -------
                                                 119,292        92,042
                                                --------       -------

OPERATING INCOME                                   2,818         4,303
Interest expense, net                              2,593         1,373
                                                --------       -------

INCOME BEFORE INCOME TAXES                           225         2,930
Income tax expense                                    56           413
                                                --------       -------

NET INCOME                                      $    169       $ 2,517
                                                ========       =======

Earnings per common share (basic)               $   0.01       $  0.23
                                                ========       =======

Earnings per common share (diluted)             $   0.01       $  0.21
                                                ========       =======

Weighted average number of  common shares
   outstanding (basic)                            11,464        10,998
                                                ========       =======

Weighted average number of common shares
   and dilutive shares (diluted)                  12,672        12,189
                                                ========       =======

The accompanying notes are an integral part of these financial statements.

                      GENICOM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    THREE MONTHS ENDED,
                                                                  MARCH 29,       MARCH 30,
(In thousands)                                                      1998            1997
                                                                  --------        --------
Cash flows from operating activities:
    Net income                                                     $   169        $  2,517
    Adjustments to reconcile net income to cash provided
      by (used in) operating activities:
        Depreciation                                                 3,477           3,358
        Amortization                                                 1,994           1,162
        Changes in assets and liabilities:
              Accounts receivable                                   (2,916)         (1,441)
              Inventories                                            3,218          (5,831)
              Accounts payable and accrued expenses                 (3,340)         (9,036)
              Deferred income                                          528             835
              Other                                                     (4)           (100)
                                                                   -------        --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  3,126          (8,536)
                                                                   -------        --------
Cash flows from investing activities:
    Additions to property, plant and equipment                      (6,727)         (2,666)
    Other investing                                                 (1,095)
                                                                   -------        --------
NET CASH USED IN INVESTING ACTIVITIES                               (7,822)         (2,666)
                                                                   -------        --------
Cash flows from financing activities:
    Borrowings on long-term debt                                     8,521          10,100
    Payments on long-term debt                                      (2,952)         (8,282)
    Bank overdraft                                                  (2,172)          5,682
    Financing costs                                                    (62)           (155)
                                                                   -------        --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            3,335           7,345
                                                                   -------        --------
Effect of exchange rate changes on cash and cash equivalents            38             (65)
                                                                   -------        --------
Net decrease in cash and cash equivalents                           (1,323)         (3,922)
Cash and cash equivalents at beginning of period                     4,622           5,866
                                                                   -------        --------
Cash and cash equivalents at end of period                         $ 3,299        $  1,944
                                                                   =======        ========

The accompanying notes are an integral part of these financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. In the opinion of management, the accompanying unaudited consolidated financial statements of GENICOM Corporation and subsidiaries (the "Company" or "GENICOM") contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of March 29, 1998, and the results of operations and cash flows for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 28, 1997 Annual Report. The results of operations for the three months ended March 29, 1998, are not necessarily indicative of the operating results to be expected for the full year.

2. Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. Inventories consist of, in thousands:

                     MARCH 29,    DECEMBER 28,
                       1998          1997
                     ---------    ------------
Raw Materials         $ 6,480       $ 9,295
Work in process         1,564         1,994
Finished goods         56,216        56,264
                      -------       -------
                      $64,260       $67,553
                      =======       =======

3. Earnings per share are based upon the weighted average number of common shares and dilutive common share equivalents (using the treasury stock method) outstanding during the period.

                                          Three Months Ended March 29, 1998
                                         ------------------------------------
                                         Income        Shares       Per Share
                                         ------       --------      ---------
BASIC EPS

Income available to shareholders         $  169         11,464       $  0.01
                                         ------       --------       -------

Weighted shares from stock options                      1,208
                                                      -------

DILUTED EPS                              $  169         12,672       $  0.01
                                         ------       --------       -------

                                          Three Months Ended March 30, 1997
                                         -----------------------------------

BASIC EPS

Income available to shareholders         $2,517         10,998       $  0.23
                                         ------       --------       -------

Weighted shares from stock options                       1,191
                                                      --------

DILUTED EPS                              $2,517         12,189       $  0.21
                                         ------       --------       -------

4.       Segment Information

         The Company operates in the serial, line and page printer business where it designs, manufactures and markets printers as well as the related supplies and spare parts (Document Solutions company). The Company's operation in services provides customers with a full range of network information technology services with field services, depot repair, parts and logistics and network products (Enterprising Service Solutions company). The production and sales of relay products, a product line the Company sold in November 1997, comprised less than 10% of revenue, operating income and identifiable assets. This product line is included in the Document Solutions segment for 1997. Revenue between industry segments are not material.

                                     Three Months Ended or As of
                                     March 29,        March 30,
(in thousands)                         1998              1997
                                     ---------        ---------
REVENUE
Document Solutions                   $  80,331        $  65,634
Enterprising Service Solutions          41,779           30,711
                                     ---------        ---------
                                     $ 122,110        $  96,345
                                     ---------        ---------

OPERATING INCOME
Document Solutions                   $   6,276        $   6,583
Enterprising Service Solutions          (3,458)          (2,280)
                                     ---------        ---------
                                     $   2,818        $   4,303
                                     ---------        ---------

DEPRECIATION AND AMORTIZATION
Document Solutions                   $   1,548        $   1,320
Enterprising Service Solutions           3,540            2,896
Corporate and other                        383              304
                                     ---------        ---------
                                     $   5,471        $   4,520
                                     ---------        ---------

ASSETS
Document Solutions                   $ 137,877        $ 114,213
Enterprising Service Solutions          91,549           61,873
Corporate and other                     23,142           11,515
                                     ---------        ---------
                                     $ 252,568        $ 187,601
                                     ---------        ---------

CAPITAL EXPENDITURES
Document Solutions                   $   1,065        $     632
Enterprising Service Solutions           4,191            1,704
Corporate and other                      1,471              330
                                     ---------        ---------
                                     $   6,727        $   2,666
                                     ---------        ---------


5.       Business Acquisitions

         Novadyne Computer Systems, Incorporated

         On November 14, 1997, the Company purchased selected assets of Novadyne Computer Systems, Inc. for approximately $17.3 million including the assumptions of certain liabilities. The transaction was financed through the Company's credit facility with NationsBank of Texas, N.A.

         Pro Forma Financial Information

         Presented below are the unaudited actual and pro forma statements of operations as if the acquired operations had been integrated into the Company effective December 30, 1996. Accounting adjustments have been made in the pro forma financial information to include estimated costs of the combinations and to reflect the integration and consolidation of facilities and personnel. Included in such integration costs are relocation costs associated with facilities and employee expenses. This pro forma information has been prepared for comparative purposes only and does not purport to be indicative of the results that actually would have been obtained if the acquired operations had been conducted by the Company during the period presented, and is not intended to be a projection of future results. Presentation is in thousands except for earnings per share amounts.

                                                 Actual Three        Pro Forma Three
                                                 Months Ended         Months Ended
                                                March 29, 1998       March 30, 1997
                                                --------------       --------------
         Revenue                                   $122,110             $105,030
         Pre-Tax Income                                 225                4,000
                                                   --------             --------
         Net Income                                     169                3,159
                                                   --------             --------
         Earnings per share - Basic                $    .01             $    .29
                                                   --------             --------
         Earnings per share - Diluted                   .01                  .26
                                                   --------             --------
         Weighted average shares outstanding

           Basic                                     11,464               10,998
                                                   --------             --------
           Diluted                                   12,672               12,189
                                                   --------             --------

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

         In August 1997, ADC filed a Demand for Arbitration with the American Arbitration Association seeking a legal interpretation of the pricing provisions in the agreement between ADC and the Company and the recovery of an amount in dispute said to be approximately $2 million. The Company filed a counterclaim against ADC for approximately $10 million alleging various breaches of the agreement. Ogden Services Corporation and ADC have filed counterclaims against the Company seeking damages in excess of $10 million alleging additional various breaches by the Company of the agreement. The Company, Ogden and ADC have engaged in settlement discussions, but no agreement has been reached to date. Discovery is in progress in the arbitration and hearings are scheduled to begin in July 1998. In April 1998, Ogden and ADC filed an amended claim to seek recision of the agreement. The Company does not believe there is any basis for such a claim and is vigorously contesting such assertion. While the Company remains hopeful that a negotiated solution can be reached, the Company cannot presently predict the outcome of this matter or how the respective claims will be resolved. There can be no assurance that such outcomes will not have a material adverse effect upon the Company.

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

7. The Company adopted SFAS 130, "Reporting Comprehensive Income", in the first quarter of 1998. The Company's income, if reported on a comprehensive basis, would be $249,000 for the first quarter of 1998. The Company had a gain in its foreign currency translation amount of $107,000 from December 28, 1997, with an after tax gain of $80,000. For the first quarter of 1997, the foreign currency translation loss was $139,000, with an after tax loss of $119,000. The Company's comprehensive income for the first quarter of 1997 would have been $2.4 million.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition:

                              RESULTS OF OPERATIONS

-------------------------------------------------------------------------------------
(in millions)                                 1ST QUARTER               1ST QUARTER
                                                  1998        CHANGE        1997
-------------------------------------------------------------------------------------
Revenues - Enterprising Service Solutions       $   41.8      $  11.1     $  30.7
Revenues - Document Solutions                       80.3         14.7        65.6
                                                --------      -------     -------

Total Revenues                                  $  122.1      $  25.8     $  96.3
                                                --------      -------     -------
Percentage change                                                26.8%
-------------------------------------------------------------------------------------

         Revenue in the first quarter of 1998 increased 26.8% from the first quarter of 1997 primarily due to the agreements with Digital Equipment ("DEC") and the acquisition of certain assets of Novadyne Computer Systems. Documents Solutions company ("DSC") revenue was 31.0% higher than the first quarter of 1997 as a result of the DEC agreements. Enterprising Service Solutions ("ESSC") revenue increased 36.0% from the prior year quarter. The increase in ESSC revenue was principally due to the acquisition of certain assets of Novadyne Computer Systems which increased revenues in field service, a contract with NASDAQ for upgrading their computer network and increased integration business in the Canadian subsidiary. In November of 1997, the Company sold its relay product line which accounted for $4.3 million in revenue in the first quarter of 1997. This revenue is included in the above chart in Document Solutions.

------------------------------------------------------------------------------------
(in millions)                                1ST QUARTER   4TH QUARTER   1ST QUARTER
                                                1998          1997          1997
------------------------------------------------------------------------------------
Order backlog                                 $  49.6        $  44.9      $  63.3
Change: 1st Quarter of 1998 compared to
              Amount                                             4.7        (13.7)
              Percentage                                        10.5%       (21.6)
------------------------------------------------------------------------------------

         The decrease in order backlog from the 1997 first quarter primarily reflects the effect of the sale of the relay product line. The relay backlog was $10.4 million as of March 30, 1997. The increase in backlog from the fourth quarter of 1997 is principally due to the annual contracts ESSC records in January, partially offset by a decline in DSC backlog. The Company's backlog as of any particular date should not be the sole measurement used in determining sales for any future period.

---------------------------------------------------------------------------------------
(in millions)                                     1ST QUARTER               1ST QUARTER
                                                      1998       CHANGE         1997
---------------------------------------------------------------------------------------
Gross margin - Enterprising Service Solutions       $   4.0      $   0.7      $   3.3
Gross margin - Document Solutions                      23.4          2.8         20.6
                                                    -------      -------      -------
Total gross margin                                     27.4          3.5         23.9
                                                    -------      -------      -------
As a % of revenue                                      22.4%                     24.8%
---------------------------------------------------------------------------------------

         Gross margin, as a percent of revenue, decreased from 24.8% in the first quarter of 1997 to 22.4% in the first quarter of 1998. As a percent of revenue, gross margin for DSC decreased to 29.1% in 1998 from 32.5% in 1997. This decrease is primarily the result of the lower margins associated with the DEC products. For ESSC, gross margin decreased from 10.7% for the first three months of 1997 to 9.7% for 1998. The gross margin decline was principally the result of lower revenue in ESSC, particularly at the Louisville depot which had approximately the same fixed costs as the Waynesboro and Bedford depots combined in the first quarter of 1997.

-------------------------------------------------------------------
(in millions)                 1ST QUARTER               1ST QUARTER
                                  1998       CHANGE        1997
-------------------------------------------------------------------
Operating expenses:

Selling, general and
    administrative              $  20.3      $   3.2      $  17.1
Engineering, research and
    product development             4.3          1.8          2.5
                                -------      -------      -------
Total                           $  24.6      $   5.0      $  19.6

As a % of revenue                  20.1%                     20.4%
------------------------------------------------------------------

         The increase of $5.0 million in operating expenses from the first quarter of 1997 was primarily a result of elevated levels of spending needed to support the higher revenue in 1998. Sales and marketing expenses were higher to support the increased marketing effort for ESSC and for the introduction of new printer products. Engineering increased $1.8 million due to development costs related to the travel printer business and new products for the DEC channel. These increases were partially offset by cost containment programs.

-----------------------------------------------------------------
(in millions)             1ST QUARTER                 1ST QUARTER
                             1998          CHANGE        1997
-----------------------------------------------------------------
Interest expense, net       $   2.6        $  1.2       $  1.4

Percentage change                            85.7%
-----------------------------------------------------------------

         Interest expense increased primarily as a result of the higher debt needed to support the working capital needs of the business and higher development costs associated with new product introduction. Working capital has increased as a result of the DEC agreements and the acquisition of Novadyne Computer Systems.

-------------------------------------------------------------
(in millions)           1ST QUARTER               1ST QUARTER
                           1998        CHANGE        1997
-------------------------------------------------------------
Income tax expense       $   0.1      $  (0.3)      $  0.4

Effective tax rate          24.9%                     14.1%
-------------------------------------------------------------

         The Company's effective income tax rate for the first quarter of 1998 was 24.9% as compared to 14.1% for the year-ago period. During the first quarter of 1998, the tax rate was affected by the anticipated utilization of foreign operating losses. In 1997, the rate was affected by the reversal of the valuation allowance associated with certain tax assets in Australia of approximately $0.5 million.

LIQUIDITY AND CAPITAL RESOURCES

---------------------------------------------------------------------
(in millions)                             1ST QUARTER     1ST QUARTER
                                             1998             1997
---------------------------------------------------------------------
Cash provided by (used in) operations       $  3.1          $ (8.5)

Cash used in investing activities             (7.8)           (2.7)

Cash provided by financing activities          3.3             7.3
---------------------------------------------------------------------

----------------------------------------------------------------------
(in millions)                              1ST QUARTER     4TH QUARTER
                                               1998           1997
----------------------------------------------------------------------
Working capital                             $    74.4      $     66.2

Inventories                                      64.3            67.6

Debt obligations                                 99.0            93.5

Debt to equity ratio                         2.1 to 1        2.1 to 1
----------------------------------------------------------------------

         Cash provided by operations was $3.1 million for the first quarter of 1998 compared to cash used by operations of $8.5 million in the first quarter of 1997. The change in cash from operations was principally due to the decrease in inventory and the increase in amortization expense. The Company's working capital increased $8.2 million as of March 29, 1998 as compared to December 28, 1997 due primarily to the following: a $3.9 million increase in accounts receivable which was primarily due to a higher number of days sales outstanding; a $5.9 million decrease in accounts payable which declined principally due to payments to Digital Equipment Corporation; a $3.3 million decrease in inventory mainly due to lower base product revenue. Debt increased slightly from December 1997. This increase was needed to support the working capital needs of the business and from the acquisition of certain assets of Novadyne Computer Systems. Debt to equity ratio remained unchanged from 1997 year end. As of March 29, 1998, the Company had $4.3 million available for borrowing on its revolving credit agreement.

         On July 3, 1997, the Company amended its credit agreement with NationsBank of Texas, N.A., as agent for a group of banks, ("NationsBank") which increased the Company's revolving credit line from $35 million to $40 million. Other terms and conditions of the credit agreement generally remained unchanged.

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

         Of the four coverage ratios the Company is required to meet quarterly as part of its credit facility agreement with NationsBank, the Company fell short of meeting the Consolidated Funded Debt Coverage Ratio and the Consolidated Fixed Charges Coverage Ratio for the fiscal quarter ended March 29, 1998 due principally to higher levels of capital expenditures in ESSC and low earnings. NationsBank waived the requirement for the quarter. The Company is currently negotiating to reset the coverage ratios.

         GENICOM provides an array of services and products addressing different niches of the information processing industry, competing against a wide range of companies from large multinationals to small domestic entrepreneurs. Except for the historical information contained herein, the matters discussed in this 10Q include forward-looking statements that involve a number of risks and uncertainties. Terms such as "believes", "expects", "plans", "intends", "estimates", or "anticipates", and variations of such words and similar expressions are intended to identify such forward looking statements. There are certain important factors and risks, including the change in hardware and software technology, economic conditions in the North American, Western European and Asian markets, the anticipation of growth of certain market segments and the positioning of the Company's products and services in those segments, certain service customers whose business is declining, seasonality in the buying cycles of certain of the Company's customers, the timing of product announcements, the release of new or enhanced products and services, the introduction of competitive products and services by existing or new competitors, access to and development of product rights and technologies, the management of growth, the arbitration with Atlantic Design Corporation, the integration of acquisitions, including but not limited to the Company's acquisition of certain assets of Novadyne Computer Systems as of November 14, 1997, GENICOM's ability to attract and retain highly skilled technical, managerial and sales and marketing personnel, possible litigation related to the Company's operations, including litigation arising under various environmental laws, and the other risks detailed from time to time in the Company's SEC reports, including reports on Form 10K, that could cause results to differ materially from those anticipated by the statements contained herein.

                          PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings:

Not applicable.

Item 2.  Changes in Securities:

         The following information with respect to securities recently issued by the Company in transactions which were not registered under the Securities Act of 1933, as amended. Exemption from registration is claimed under Section 4(2) of the 1933 Act.

         On February 4, 1998, Mr. Don E. Ackerman, Chairman of the GENICOM Board of Directors, exercised a stock option for 100,000 shares of GENICOM common stock granted to him on February 3, 1992. The exercise price of these shares was $1.00 and was paid in cash.

         On March 2, April 1 and April 7, 1998, Mr. Edward Lucente, a GENICOM director until January 1998, exercised stock options for 5,000 shares, 5,000 shares and 10,000 shares of

         GENICOM common stock, respectively. Mr. Lucente was granted options for 10,000 shares of common stock on May 4, 1993 with an exercise price of $1.625 and for 10,000 shares of common stock on January 28, 1997 with an exercise price of $3.125. The exercise price of all the shares was paid in cash.

Item. 3  Defaults Upon Senior Securities:

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders:

Not applicable

Item 5.  Other Information:

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K:

    (a)      Exhibits

                 Number    Description
                 ------    -----------------------------------------------------

                  10.1 Lease between Genicom Corporation and Gault Riverport, LLC dated January 31, 1997, filed herewith.

                  10.2 Amendment to Services Agreement with Atlantic Design Company, Inc. dated May 29, 1996, filed herewith.

                  10.3 Amendment to Services Agreement with Atlantic Design Company, Inc. dated June 24, 1996, filed herewith.

                  27.1     Financial Data Schedule

    (b)      Reports on Form 8-K:

         On March 17, 1998, the Company filed an 8-K/A regarding its acquisition of certain assets of Novadyne Computer Systems, Inc. on November 14, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   GENICOM Corporation
                                          --------------------------------------
                                                       Registrant

Date:  May 13, 1998

                                                     /s/James C. Gale
                                          --------------------------------------
                                                        Signature

                                          James C. Gale
                                          Senior Vice President
                                          Finance and Chief Financial
                                          Officer

                                          (Mr. Gale is the Chief
                                          Financial Officer and has
                                          been duly authorized to sign
                                          on behalf of the Registrant)

                      GENICOM CORPORATION AND SUBSIDIARIES

                         INDEX TO EXHIBITS TO FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED MARCH 29, 1998

EXHIBIT
NUMBER     DESCRIPTION                                           PAGE
-------    ---------------------------------------------------   ---------------

 10.1     Lease between Genicom Corporation and Gault
          Riverport, LLC dated January 31, 1997

 10.2     Amendment to Services Agreement with Atlantic Design
          Company, Inc. dated May 29, 1996

 10.3     Amendment to Services Agreement with Atlantic Design
          Company, Inc. dated June 24, 1996

 27.1     Financial Data Schedule                                Filed only with
                                                                 EDGAR version