Form 10-Q
period 1998-06-28
GENICOM CORP
filed 1998-08-10
CIK 766738

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 28, 1998

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

         Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes x No_

         As of August 3, 1998, there were 11,559,197 shares of Common Stock of the Registrant outstanding.

                                 FORM 10-Q INDEX


                         PART I - FINANCIAL INFORMATION


Item 1.            Financial Statements

                   Consolidated Balance Sheets - June 28, 1998 and December 28, 1997                           3

                   Consolidated Statements of Income - Three Months and Six Months Ended
                     June 28, 1998 and June 29, 1997                                                           4

                   Consolidated Statements of Cash Flows - Six Months Ended
                    June 28, 1998 and June 29, 1997                                                            5

                   Notes to Consolidated Financial Statements                                             6 - 11

Item 2.            Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                                           12 - 15


                                     PART II - OTHER INFORMATION


Item 1.            Legal Proceedings                                                                          16

Item 2.            Changes in Securities                                                                      16

Item 3.            Defaults Upon Senior Securities                                                            16

Item 4.            Submission of Matters to a Vote of Security Holders                                        16

Item 5.            Other Information                                                                          17

Item 6.            Exhibits and Reports on Form 8-K                                                           17

Signatures                                                                                                    18

Index to Exhibits                                                                                            E-1

                         PART I. - FINANCIAL INFORMATION

Item 1.   Financial Statements

                      GENICOM CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                   JUNE 28,       DECEMBER 28,
(In thousands, except share data)                                    1998             1997
                                                                     ----             ----
                                                                 (UNAUDITED)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                     $   6,549        $   4,622
    Accounts receivable, less allowance for
        doubtful accounts of $5,254 and $4,470                       84,872           89,692
    Other receivables                                                 3,435            3,252
    Inventories                                                      68,883           67,553
    Prepaid expenses and other assets                                15,770            8,390
                                                                  ---------        ---------
        TOTAL CURRENT ASSETS                                        179,509          173,509
Property, plant and equipment, net                                   41,178           36,146
Goodwill                                                             16,883           33,800
Intangibles and other assets                                          5,416            6,594
                                                                  ---------        ---------
                                                                  $ 242,986        $ 250,049
                                                                  =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of long-term debt                             $   4,584        $   6,391
    Accounts payable and accrued expenses                            77,536           84,578
    Deferred income                                                  14,816           16,350
                                                                  ---------        ---------
        TOTAL CURRENT LIABILITIES                                    96,936          107,319
Long-term debt, less current portion                                102,700           87,072
Other non-current liabilities                                        10,721           10,262
                                                                  ---------        ---------
        TOTAL LIABILITIES                                           210,357          204,653
STOCKHOLDERS' EQUITY:
    Common stock, $0.01 par value; 18,000,000 shares
        authorized, 11,559,197 and 11,365,750 shares issued
        and outstanding                                                 116              114
    Additional paid-in capital                                       28,930           26,959
    Retained earnings                                                 5,385           20,020
    Foreign currency translation adjustment                          (1,802)          (1,697)
                                                                  ---------        ---------
        TOTAL STOCKHOLDERS' EQUITY                                   32,629           45,396
                                                                  ---------        ---------
                                                                  $ 242,986        $ 250,049
                                                                  =========        =========


The accompanying notes are an integral part of these financial statements.

                      GENICOM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      THREE MONTHS ENDED,              SIX MONTHS ENDED,
                                                  JUNE 28,         JUNE 29,        JUNE 28,         JUNE 29,
(In thousands, except per share data)               1998             1997            1998             1997
                                                    ----             ----            ----             ----
REVENUES, NET:
    Products                                     $  74,681        $  69,568       $ 155,012        $ 135,202
    Services                                        37,369           29,079          79,148           59,790
                                                 ---------        ---------       ---------        ---------
                                                   112,050           98,647         234,160          194,992
                                                 ---------        ---------       ---------        ---------

OPERATING COSTS AND EXPENSES:
    Cost of revenues:
       Products                                     53,691           46,959         110,651           91,915
       Services                                     35,017           27,829          72,753           55,253
    Selling, general and administration             21,782           15,668          42,053           32,785
    Engineering, research and product
       development                                   4,099            2,916           8,424            5,461
   Write-off of goodwill                            15,000                           15,000
                                                 ---------        ---------       ---------        ---------
                                                   129,589          93,372          248,881          185,414
                                                 ---------       ---------        ---------       ----------

OPERATING (LOSS) INCOME                            (17,539)           5,275         (14,721)           9,578
Interest expense, net                                2,737            1,659           5,330            3,032
                                                 ---------        ---------       ---------        ---------

(LOSS) INCOME BEFORE INCOME TAXES                  (20,276)           3,616         (20,051)           6,546
Income tax (benefit) expense                        (5,470)             773          (5,414)           1,186
                                                 ---------        ---------       ---------        ---------

NET (LOSS) INCOME                                $ (14,806)       $   2,843       $ (14,637)       $   5,360
                                                 =========        =========       =========        =========

(Loss) earnings per common share (basic)         $   (1.28)       $    0.26       $   (1.27)       $    0.49
                                                 =========        =========       ==========       =========

(Loss) earnings per common share (diluted)       $   (1.28)       $    0.23       $   (1.27)       $    0.43
                                                 =========        =========       =========        =========

Weighted average number of  common shares
   outstanding (basic)                              11,555           11,016          11,510           11,007
                                                 =========        =========       =========        =========

Weighted average number of common shares
   and dilutive shares (diluted)                    11,555           12,429          11,510           12,414
                                                 =========       =========        =========        =========

The accompanying notes are an integral part of these financial statements.

                      GENICOM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                        SIX MONTHS ENDED,
                                                                    -------------------------
                                                                    JUNE 28,         JUNE 29,
(thousands)                                                             1998             1997
                                                                        ----             ----
Cash flows from operating activities:
    Net (loss) income                                                 $(14,637)       $  5,360
    Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities:
        Depreciation                                                     7,116           6,642
        Amortization                                                     4,274           2,296
        Write-off of goodwill                                           15,000
        Changes in assets and liabilities:
              Accounts receivable                                        4,637            (889)
              Inventories                                               (1,330)        (11,748)
              Accounts payable and accrued expenses                     (4,470)         (7,121)
              Deferred income                                           (1,534)           (755)
              Other                                                     (4,834)         (4,466)
                                                                      --------        --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                      4,222         (10,681)
                                                                      --------        --------

Cash flows from investing activities:
    Additions to property, plant and equipment                         (12,110)         (7,235)
    Other investing                                                     (1,638)
                                                                      --------        --------
NET CASH USED IN INVESTING ACTIVITIES                                  (13,748)         (7,235)
                                                                      --------        --------

Cash flows from financing activities:
    Borrowings on long-term debt                                        21,613          22,567
    Payments on long-term debt                                          (7,792)        (11,564)
    Bank overdraft                                                      (2,172)          5,682
    Financing costs                                                        (73)           (165)
                                                                      --------        --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               11,576          16,520
                                                                      --------        --------

Effect of exchange rate changes on cash and cash equivalents              (123)            (81)
                                                                      --------        --------

Net increase (decrease) in cash and cash equivalents                     1,927          (1,477)
Cash and cash equivalents at beginning of period                         4,622           5,866
                                                                      --------        --------
Cash and cash equivalents at end of period                            $  6,549        $  4,389
                                                                      ========        ========

The accompanying notes are an integral part of these financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. In the opinion of management, the accompanying unaudited consolidated financial statements of GENICOM Corporation and subsidiaries (the "Company" or "GENICOM") contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of June 28, 1998, and the results of operations and cash flows for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 28, 1997 Annual Report. The results of operations for the six months ended June 28, 1998, are not necessarily indicative of the operating results to be expected for the full year.

2. Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. Inventories consist of, in thousands:

                      June 28,     December 28,
                        1998          1997
                        ----          ----
Raw materials         $ 5,687       $ 9,295
Work in process         1,471         1,994
Finished goods         61,725        56,264
                      -------       -------
                      $68,883       $67,553
                      =======       =======

3. Earnings per share are based upon the weighted average number of common shares and dilutive common share equivalents (using the treasury stock method) outstanding during the period.

(in thousands)                            Three Months Ended June 28, 1998
                                     -------------------------------------------
                                      Income          Shares       Per Share
                                     ------------   -------------  -------------
BASIC EPS


Income available to shareholders    $    (14,806)         11,555  $       (1.28)
                                     ------------   -------------  -------------

Weighted shares from stock options                              0
                                                    -------------

DILUTED EPS                          $    (14,806)         11,555  $       (1.28)
                                     ------------   -------------  -------------

                                          Three Months Ended June 29, 1997
                                     -------------------------------------------
BASIC EPS

Income available to shareholders     $      2,843          11,016  $        0.26
                                     ------------   -------------  -------------

Weighted shares from stock options                          1,413
                                                    -------------

DILUTED EPS                          $      2,843          12,429  $        0.23

                                         Six Months Ended June 28, 1998
                                     -------------------------------------------
                                        Income          Shares       Per Share
                                     ------------   -------------  -------------
BASIC EPS

Income available to shareholders     $    (14,637)         11,510  $       (1.27)
                                     ------------   -------------  -------------

Weighted shares from stock options                              0
                                                    -------------

DILUTED EPS                          $    (14,637)         11,510  $       (1.27)
                                     ------------   -------------  -------------

                                           Six Months Ended June 29, 1997
                                     -------------------------------------------
                                        Income          Shares       Per Share
                                     ------------   -------------  -------------
BASIC EPS

Income available to shareholders     $      5,360          11,007  $        0.49
                                     ------------   -------------  -------------

Weighted shares from stock options                          1,407
                                                    -------------

DILUTED EPS                          $      5,360          12,414  $        0.43
                                     ------------   -------------  -------------

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

                                     Six Months Ended or As of
                                      June 28,         June 29,
(in thousands)                          1998             1997
                                        ----             ----

REVENUE
Document Solutions                   $ 155,012        $ 135,202
Enterprising Service Solutions          79,148           59,790
                                     ---------        ---------
                                     $ 234,160        $ 194,992
                                     ---------        ---------

OPERATING INCOME
Document Solutions                   $   2,074        $  16,215
Enterprising Service Solutions         (16,795)          (6,637)
                                     ---------        ---------
                                     $ (14,721)       $   9,578
                                     ---------        ---------

DEPRECIATION AND AMORTIZATION
Document Solutions                   $   3,416        $   2,603
Enterprising Service Solutions           7,204            5,723
Corporate and other                        770              612
                                     ---------        ---------
                                     $  11,390        $   8,938
                                     ---------        ---------

ASSETS
Document Solutions                   $ 129,387        $ 122,524
Enterprising Service Solutions          81,532           58,198
Corporate and other                     32,067           15,263
                                     ---------        ---------
                                     $ 242,986        $ 195,985
                                     ---------        ---------

CAPITAL EXPENDITURES
Document Solutions                   $   2,007        $   1,219
Enterprising Service Solutions           6,937            3,586
Corporate and other                      3,166            2,430
                                     ---------        ---------
                                     $  12,110        $   7,235
                                     ---------        ---------



5.       Business Acquisitions

         Novadyne Computer Systems, Incorporated

         On November 14, 1997, the Company purchased selected assets of Novadyne Computer Systems, Inc. for approximately $17.3 million including the assumption of certain liabilities. The transaction was financed through the Company's credit facility with NationsBank of Texas, N.A.

         Pro Forma Financial Information

         Presented below are the unaudited actual and pro forma statements of operations as if the acquired operations had been integrated into the Company effective December 30, 1996. Accounting adjustments have been made in the pro forma financial information to include estimated costs of the combinations and to reflect the integration and consolidation of facilities and personnel. Included in such integration costs are relocation costs associated with facilities and employee expenses. This pro forma information has been prepared for comparative purposes only and does not purport to be
                                       8
          indicative of the results that actually would have been obtained if the acquired operations had been conducted by the Company during the periods presented, and is not intended to be a projection of future results. Presentation is in thousands except for earnings per share amounts.


                                                    Three Months Ended                Six Months Ended
                                                    ------------------                ----------------
                                                               (proforma)                       (proforma)
                                                 June 28,       June 29,          June 28,        June 29,
                                                   1998           1997              1998            1997
                                                   ----           ----              ----            ----
Revenue                                         $   112,050    $    107,359      $    234,160   $    212,362
Pre-Tax (Loss) Income                               (20,276)          4,686           (20,051)         8,686
                                                ------------   ------------      ------------   ------------
Net (Loss) Income                                   (14,806)          3,485           (14,637)         6,644
                                                ------------   ------------      ------------   ------------
(Loss) Earnings per share                       $     (1.28)   $       0.32      $      (1.27)  $       0.60
                                                ------------   ------------      ------------   ------------
Weighted average shares outstanding                  11,555          11,016            11,510         11,007
                                                ------------   ------------      ------------   ------------




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

6.       Commitments and Contingencies

         Environmental matters:

         The Company and the former owner of its Waynesboro, Virginia facility, General Electric Company ("G.E."), have generated and managed hazardous wastes at the facility for many years as a result of their use of certain materials in manufacturing processes. The Company and the United States Environmental Protection Agency ("EPA") have agreed to a corrective action consent order (the "Order"), which became effective on September 14, 1990. The Order requires the Company to undertake an investigation of solid waste management units at its Waynesboro, Virginia facility and to conduct a study of any necessary corrective measures that may be required. The investigative work under the Order was completed in December 1997 and the Company submitted a report to the EPA. The EPA has not yet formally responded to the report, although the EPA has stated informally that it may require additional investigative work. Although not required by the Order, the Company has agreed to install and operate an interim ground water stabilization system, subject to EPA approval of the system design. The interim groundwater stabilization program may be chosen as the final remedy for the site, or additional corrective measures may eventually be required. It is not possible to reliably estimate the costs that any such possible additional corrective measures would entail. However, if additional corrective measures are required, the Company expects that it will enter into discussion with EPA concerning their scope and a further order for that purpose.

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

         Atlantic Design:

         December of 1995, the Company entered into a five year agreement which was extended an additional year in June 1996 (renewable annually after 6 years) with Atlantic Design Company, Inc. ("ADC") a subsidiary of Ogden Services Corporation, pursuant to which ADC acquired the Company's manufacturing operations in McAllen, Texas and Reynosa, Mexico. Under the agreement, ADC is committed to manufacturing a significant part of the Company's impact printer products, printed circuit boards, related supplies and spare parts, while the Company retains design, intellectual and distribution rights with respect thereto.

         Ogden Services Corporation has divested certain ADC facilities and has attempted to divest the Reynosa operations. The Company's contract with ADC contains a clause requiring GENICOM's consent to the sale, which consent cannot be unreasonably withheld. The Company has evaluated preliminary information received from ADC concerning a potential buyer, but, to the Company's knowledge, the sale of the Reynosa facility is not imminent.

         In August 1997, ADC filed a Demand for Arbitration with the American Arbitration Association seeking a legal interpretation of the pricing provisions in the agreement between ADC and the Company and the recovery of an amount in dispute said to be approximately $2 million. The Company filed a counterclaim against ADC for approximately $10 million alleging various breaches of the agreement. Ogden Services Corporation and ADC filed counterclaims against the Company seeking damages in excess of $10 million alleging additional various breaches by the Company of the agreement.

         On July 4, 1998, the Company, ADC and Ogden Services Corporation settled the arbitration. Primary settlement terms included settlement of all claims and counterclaims in the arbitration, a $2.1 million payment to ADC for which the Company was fully reserved, a price increase effective for shipments after August 15, 1998, and a guarantee of orders for one year. ADC is continuing as a supplier for the Company.

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

7. The Company adopted SFAS 130, "Reporting Comprehensive Income", in the first quarter of 1998. The Company's loss, if reported on a comprehensive basis, would be $14,965,000 for the three months ended June 28, 1998 and $14,716,000 for the six months ended June 28, 1998. The Company had a loss in its foreign currency translation amount of $212,000 from March 29, 1998 and $105,000 from December 28, 1997, with after tax losses $159,000 and $79,000, respectively. For the second quarter of 1997, the foreign currency translation loss was $42,000, with an after tax loss of $33,000. For the six months ended June 29, 1997, the foreign currency translation loss was $181,000, with an after tax loss of $148,000. The Company's comprehensive income for the second quarter of 1997 would have been $2.8 million and for the six months ended June 29, 1997, $5.2 million.

8. On July 2, 1998, the Company and its banks amended the credit agreement with NationsBank of Texas, N.A., as agent for the group of banks. The amendment adjusts the Company's required financial covenants, limits capital expenditures to a maximum of $27 million for 1998, adjusts the borrowing base percentages allowing the Company increased borrowing ability and adjusts the interest rate upwards 1.50% on the incremental increased borrowing against the higher base.

9. Based upon recent review of certain long-lived assets, the Company determined that the value of goodwill associated with the acquisitions of Centronics, Printer Systems Corporation and Harris Adacom was impaired. In accordance with FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", during the second fiscal quarter of 1998, the Company took a pre-tax charge associated with this impairment of approximately $15 million. By segment, service's pre-tax charge was $8.2 million and product's pre-tax charge was $6.8 million.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition:

                              RESULTS OF OPERATIONS

                                                    THREE MONTHS ENDED                      SIX MONTHS ENDED
                                             ----------------------------------     ----------------------------------
                                               2ND QTR.                2ND QTR.       2ND QTR.                2ND QTR.
(in millions)                                   1998       CHANGE       1997           1998       CHANGE       1997

Revenues - Enterprising Service Solutions    $   37,369  $    8,290  $   29,079    $    79,148  $   19,358  $   59,790
Revenues - Document Solutions                    74,681       5,113      69,568        155,012      19,810     135,202
                                             ----------  ----------  ----------     ----------  ----------  ----------
Total Revenue                                $  112,050  $   13,403  $   98,647    $   234,160  $   39,168  $  194,992
                                             ----------  ----------  ----------     ----------  ----------  ----------
Percentage change                                              13.6%                                  20.1%


Revenue in the second quarter of 1998 increased 13.6% from the second quarter of 1997 primarily due to the revenue growth in Document Solutions ("DSC") as a result of the agreements with Digital Equipment Corporation ("DEC") and in Enterprising Service Solutions ("ESSC") as a result of the acquisition of certain assets of Novadyne Computer Systems. DSC revenue, excluding Relays, was 14.6% higher than the second quarter of 1997 as a result of the agreements with DEC. ESSC revenue increased 28.5%. This increase was primarily the result of the Novadyne acquisition and the final balance of a systems integration contract with NASDAQ. The depot in Louisville, Kentucky began to recover some revenue levels previously lost due to the transition of depot services from Bedford, Massachusetts and Waynesboro, Virginia.

For 1998 year to date, revenue increased $39.2 million from 1997. DSC's revenue, excluding Relays, increased $28.5 million or 22.6% primarily due to the agreements with DEC. ESSC's revenue for 1998 increased $19.4 million or 32.4 percent compared to 1997 principally from the acquisition of certain assets of Novadyne Computer Systems which increased revenues in field service, a contract with NASDAQ for upgrading their computer network and increased integration business in the Canadian subsidiary.

Relay revenues, which are included as part of Document Solutions in the above table for 1997, were $4.4 million for the second quarter of 1997 and $8.7 million for the six months ended June 29, 1997. This product line was sold in November of 1997.

                                                                 2ND QUARTER        4TH QUARTER         2ND QUARTER
(in millions)                                                       1998                1997               1997
-------------                                                       ----                ----               ----
Order Backlog                                                    $      40.8        $      44.8         $      51.9
Change:    2nd Quarter of 1998 compared to
           Amount                                                                          (4.0)              (11.1)
           Percentage                                                                      -8.9%              -21.4%




The decrease in order backlog from the second quarter of 1997 primarily reflects the effect of the sale of the relay product line. The relay backlog was $8.1 million as of June 29, 1997. The decrease in the order backlog from the fourth quarter of 1997 is principally due to a decrease in printer and supplies backlog partially offset by the recording of ESSC annual contracts recorded in January. The Company's backlog as of any particular date should not be the sole measurement used in determining sales for any future period.

                                                        THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                        ------------------                    ----------------
                                                2ND QTR.                2ND QTR.      2ND QTR.                2ND QTR.
(in millions)                                     1998       CHANGE       1997          1998       CHANGE       1997
-------------                                     ----       ------       ----          ----       ------       ----
Gross margin - Enterprising Service Solutions   $     2.4   $    1.1        1.3      $    6.4     $   1.9    $     4.5
Gross margin - Document Solutions                    21.0       (1.6)      22.6          44.4         1.1         43.3
                                                ---------   --------   --------      --------     -------    ---------
Total gross margin                              $    23.4   $   (0.5)      23.9      $   50.8     $   3.0    $    47.8
                                                ---------   --------   --------      --------     -------    ---------
As a % of revenue                                    20.8%                 24.2%         21.7%                    24.5%




Gross margin, as a percent of revenue, decreased from 24.2% in the second quarter of 1997 to 20.8% in the second quarter of 1998. As a percent of revenue, gross margin for DSC excluding Relays decreased to 28.1% for the quarter ending June 28, 1998 from 32.8% for the quarter ending June 29, 1997. This decrease is primarily the result of the lower volume of supplies sales which carry a larger margin percentage than printers and a change in the sale mix of printers. For ESSC, gross margin increased from 4.3% for the second three months of 1997 to 6.3% for 1998 reflecting some improvement in the operating efficiency of ESSC.

As a percent of revenue, gross margin for the six months ended June 28, 1998 was 21.7% as compared to 24.5% for the six months ended June 29, 1997. The gross margin percentage for DSC for the first six months of 1998 decreased to 28.1% from 32.8% in 1997 due to the second quarter reduction of supplies sales and the sales mix in printer sales. ESSC's gross margin percentage increase slightly to 8.1% for year to date 1998 from 7.6% for the same period in 1997 reflecting some operational efficiency improvements.

                                                  THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                  ------------------                     ----------------
                                          2ND QTR.                  2ND QTR.      2ND QTR.                2ND QTR.
(in millions)                               1998       CHANGE         1997          1998       CHANGE       1997
-------------                               ----       ------         ----          ----       ------       ----
Operating expenses:
Selling, general and administrative       $  21.8      $   6.1      $  15.7      $  42.1      $   9.3     $  32.8
Engineering, research and product
  development                                 4.1          1.2          2.9          8.4          3.0         5.4
Write-off of goodwill                        15.0         15.0           --         15.0         15.0          --
                                          -------      -------      -------      -------      -------     -------
Total                                     $  40.9      $  22.3      $  18.6      $  65.5      $  27.3     $  38.2
                                          -------      -------      -------      -------      -------     -------
As a % of revenue                            36.5%                     18.9%        28.0%                    19.6%

The increase of $7.3 million in operating expenses, excluding the goodwill write-off, from the second quarter of 1997 was primarily the result of increased development and marketing costs to support new product introductions and higher marketing costs in ESSC. Operating expenses increased, excluding the write-off of goodwill as a percentage of revenue in the second quarter of 1998, to 23.1% as compared to 18.9% in 1997.

For the first six months of 1998, operating expenses increased $12.3 million, excluding the goodwill write-off, compared to 1997 primarily for the reasons mentioned above.

During the second quarter of 1998, based upon review of long-lived assets, the Company determined that the value of goodwill associated with the acquisitions of Centronics, Printer Systems Corporation and Harris Adacom was impaired. In accordance with FAS 121, during the second fiscal quarter of 1998, the Company took a pre-tax charge associated with this impairment of approximately $15 million.

                               THREE MONTHS ENDED                    SIX MONTHS ENDED
                               ------------------                    ----------------
                       2ND QTR.                 2ND QTR.     2ND QTR.                 2ND QTR.
(in millions)            1998        CHANGE       1997         1998        CHANGE       1997
-------------            ----        ------       ----         ----        ------       ----
Interest expense, net  $   2.7      $   1.0     $   1.7      $   5.3      $   2.3     $   3.0

Percentage change                      58.8%                                 76.7%




Interest expense increased $1.0 million in the second quarter of 1998 as compared to the year-ago quarter primarily as a result of higher borrowings in 1998 due to higher debt need to support the working capital needs of the business and higher development costs associated with new product introductions. Interest expense for the six months ended June 28, 1998 increased $2.3 million compared to the same period in 1997 for the above reasons.

                                                        THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                        ------------------                   ----------------
                                                 2ND QTR.               2ND QTR.     2ND QTR.                2ND QTR.
(in millions)                                      1998      CHANGE       1997         1998       CHANGE       1997
-------------                                      ----      ------       ----         ----       ------       ----
Income tax expense                              $   (5.5)   $   (6.3)   $   0.8     $   (5.4)    $   (6.6)   $   1.2

Effective tax rate                                  27.0%                  21.4%        27.0%                   18.1%

The Company's effective tax rate for the second quarter and the first six months of 1998 was 27.0 percent. The tax rate is being affected by the anticipated utilization of foreign operating losses. During the first six months of 1997, the Company reversed part of its valuation allowance for its foreign deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES


                                               SIX MONTHS ENDED
                                               ----------------
                                          2ND QUARTER   2ND QUARTER
(in millions)                                 1998          1997
-------------                                 ----          ----

Cash provided by (used in) operations       $   4.2      $ (10.7)

Cash used in investing activities             (13.7)        (7.2)

Cash provided by financing activities          11.6         16.5


                          2ND QUARTER  4TH QUARTER
(in millions)                1998         1997
-------------                ----         ----

Working capital            $   82.4     $  66.2

Inventories                    68.9        67.6

Debt obligations              107.3        93.5

Debt to equity ratio       3.3 to 1     2.1 to 1

Cash provided by operations changed $14.9 million from the first half of 1997 principally due to the write-off of goodwill in the second quarter of 1998. The Company's working capital increased $16.2 million as of June 28, 1998 as compared to December 28, 1997 due primarily to a $7.4 million increase in prepaid and other assets driven by negative taxes payable and a $7.0 million decrease in accounts payable and accrued expenses. Debt increased significantly with the proceeds used to support the working capital needs of the business, the acquisition of certain assets of Novadyne Computer Systems, and the operating loss. The Company had approximately $175,000 available for borrowing under its credit facilities as of June 28, 1998.

On July 2, 1998, the Company and its banks amended the credit agreement with NationsBank of Texas, N.A., as agent for the group of banks. The amendment adjusts the Company's required financial covenants, limits capital expenditures to a maximum of $27 million for 1998, adjusts the borrowing base percentages allowing the Company increased borrowing ability and adjusts the interest rate upwards 1.50% on the incremental increased borrowing against the higher base.

In August 1997, Atlantic Design Company, Inc. ("ADC") filed a Demand for Arbitration (see "Note 6" for a discussion of the ADC agreement) with the American Arbitration Association seeking a legal interpretation of the pricing provisions in the agreement between ADC and the Company and the recovery of an amount in dispute said to be approximately $2 million. The Company filed a counterclaim against ADC for approximately $10 million alleging various breaches of the agreement. Ogden Services Corporation and ADC filed counterclaims against the Company seeking damages in excess of $10 million alleging additional various breaches by the Company of the agreement.

On July 4, 1998, the Company, ADC and Ogden Services Corporation settled the arbitration. Primary settlement terms included settlement of all claims and counterclaims in the arbitration, a $2.1 million payment to ADC for which the Company was fully reserved, a price increase effective for shipments after August 15, 1998, and a guarantee of orders for one year. ADC is continuing as a supplier for the Company.

GENICOM provides an array of services and products addressing different niches of the information processing industry, competing against a wide range of companies from large multinationals to small domestic entrepreneurs. Except for the historical information contained herein, the matters discussed in this 10Q include forward-looking statements that involve a number of risks and uncertainties. Terms such as "believes", "expects", "plans", "intends", "estimates", or "anticipates", and variations of such words and similar expressions are intended to identify such forward looking statements. There are certain important factors and risks, including the change in hardware and software technology, economic conditions in the North American, Western European and Asian markets, the anticipation of growth of certain market segments and the positioning of the Company's products and services in those segments, certain service customers whose business is declining, seasonality in the buying cycles of certain of the Company's customers, the timing of product announcements, the release of new or enhanced products and services, the introduction of competitive products and services by existing or new competitors, access to and development of product rights and technologies, the management of growth, the integration of acquisitions, including but not limited to the Company's acquisition of certain assets of Novadyne Computer Systems as of November 14, 1997, the Company's ability to reach an appropriate level of operating efficiency in the services group, GENICOM's ability to attract and retain highly skilled technical, managerial and sales and marketing personnel, possible litigation related to the Company's operations, including litigation arising under various environmental laws, and the other risks detailed from time to time in the Company's SEC reports, including reports on Form 10K, that could cause results to differ materially from those anticipated by the statements contained herein.

                          PART II. - OTHER INFORMATION

Item 1.    Legal Proceedings:

Not applicable.

Item 2.    Changes in Securities:

Not applicable.

Item. 3    Defaults Upon Senior Securities:

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders:

a)   The Company's annual meeting of stockholders was held May 20, 1998.

c) At said annual meeting, stockholders elected the Company's three directors, amended the Company's 1997 Stock Option Plan, approved the 1998 Employee Ownership Participation Plan, approved the 1998Non-Employee Director Stock Option Plan and approved the appointment of Cooper & Lybrand L.L.P. as the Company's independent accountants.

Directors

          Director                      Votes for                      Withheld                  Broker Non-Votes
          --------                      ---------                      --------                  ----------------
Don E. Ackerman                         9,821,388                       47,490                          0
John Hill                               9,818,488                       50,390                          0
Paul T. Winn                            9,821,378                       47,500                          0

Stock Option Plan
                                                                                             Abstentions or
               Votes for                             Votes against                          Broker Non-Votes
               5,669,384                                641,073                                  61,417

Employee Ownership Participation Plan
                                                                                             Abstentions or
               Votes for                             Votes against                          Broker Non-Votes
               6,259,313                                139,770                                  43,492

Non-Employee Director Stock Option Plan
                                                                                             Abstentions or
               Votes for                             Votes against                          Broker Non-Votes
               5,735,269                                659,170                                  48,138

Accountants
                                                                                             Abstentions or
               Votes for                             Votes against                          Broker Non-Votes
               9,851,045                                 10,317                                  7,516


Item 5.    Other Information:

The SEC has adopted Rule 14a-4(c), effective June 29, 1998, which determines how proxies designated by public corporations may use discretionary voting authority on stockholder proposals made at annual meetings. Under this rule, the Company will have unrestricted use of discretionary voting authority if it does not receive prior written notice of an intent to submit a proposal at the meeting. For the Company's 1999 annual meeting, this notice must be received by February 27, 1999.

Item 6.  Exhibits and Reports on Form 8-K:

a) Exhibits

                 NUMBER            DESCRIPTION
                 ------            -----------
                 10.1              Third Amendment to Amended and Restated
                                   Credit Agreement dated May 7, 1998

                 10.2              Fourth Amendment to Amended and Restated
                                   Credit Agreement and Waiver dated July 1,
                                   1998

                 10.3              Settlement Agreement between Genicom
                                   Corporation, Atlantic Design Company, Inc.
                                   and Ogden Services Corporation dated July 4,
                                   1998 (portions of this document have been omitted pursuant to a request for confidential treatment)

                 10.4#             Genicom Corporation Retirement Income
                                   Agreement with Paul T. Winn

                 27.1              Financial Data Schedule

                #  Management contracts or compensatory plan



b) Reports on Form 8-K:

         On June 28, 1998, the Company filed an 8-K regarding the settlement of the Atlantic Design Company, Inc. and Ogden Service Corporation arbitration, the amending of its credit facility with NationsBank, as agent for a group of banks, and the write-off of $15 million of goodwill related to historical acquisitions.

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




                                        GENICOM Corporation
                                        -------------------
                                            Registrant


Date:  August 10, 1998


                                                  /s/James C. Gale
                                        -------------------------------------
                                                     Signature

                                        James C. Gale
                                        Senior Vice President and Chief
                                        Financial Officer

                                        (Mr. Gale is a Chief Financial
                                        Officer and has been duly
                                        authorized to sign on behalf of the
                                        Registrant)

                      GENICOM CORPORATION AND SUBSIDIARIES

                         INDEX TO EXHIBITS TO FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 28, 1998


EXHIBIT
NUMBER            DESCRIPTION                                                               PAGE
--------------    ----------------------------------------------------------------------    ----------------------
10.1              Third Amendment to Amended and Restated Credit Agreement dated May
                  7, 1998

10.2              Fourth Amendment to Amended and Restated Credit Agreement dated July
                  1, 1998

10.3              Settlement Agreement between Genicom Corporation, Atlantic Design
                  Company, Inc. and Ogden Services Corporation dated July 4, 1998

10.4              Genicom Corporation Retirement Income Agreement with Paul T. Winn

27.1              Financial Data Schedule                                                   Filed only with
                                                                                            EDGAR version