Form 10-Q
period 1998-09-27
GENICOM CORP
filed 1998-11-12
CIK 766738

================================================================================

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 27, 1998

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

      As of November 2, 1998, there were 11,573,868 shares of Common Stock of the Registrant outstanding.

================================================================================

                                 FORM 10-Q INDEX


                         PART I - FINANCIAL INFORMATION


Item 1.     Financial Statements

            Consolidated Balance Sheets - September 27, 1998 and
            December 28, 1997                                               3

            Consolidated Statements of Income - Three Months and
            Nine Months Ended September 27, 1998 and September 28, 1997     4

            Consolidated Statements of Cash Flows - Nine Months Ended
              September 27, 1998 and September 28, 1997                     5

            Notes to Consolidated Financial Statements                 6 - 11

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                     12 - 17


                     PART II - OTHER INFORMATION


Item 1.     Legal Proceedings                                              18

Item 2.     Changes in Securities                                          18

Item 3.     Defaults Upon Senior Securities                                18

Item 4.     Submission of Matters to a Vote of Security Holders            18

Item 5.     Other Information                                              18

Item 6.     Exhibits and Reports on Form 8-K                               18

Signatures                                                                 19

Index to Exhibits                                                         E-1

                             PART I. - FINANCIAL INFORMATION

Item 1.   Financial Statements

                           GENICOM CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS

                                                          SEPTEMBER 27,      DECEMBER 28,
(In thousands, except share data)                             1998               1997
                                                          --------------     --------------
                                                           (UNAUDITED)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                           $         6,523    $         4,622
    Accounts receivable, less allowance for
        doubtful accounts of $6,058 and $4,470                   88,704             89,692
    Other receivables                                             1,223              3,252
    Inventories                                                  65,863             67,553
    Prepaid expenses and other assets                            15,862              8,390
                                                          --------------     --------------
        TOTAL CURRENT ASSETS                                    178,175            173,509
Property, plant and equipment, net                               41,687             36,146
Goodwill                                                         16,218             33,800
Intangibles and other assets                                      5,228              6,594
                                                          --------------     --------------
                                                        $       241,308    $       250,049
                                                          ==============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of long-term debt                   $         5,762    $         6,391
    Accounts payable and accrued expenses                        73,593             84,578
    Deferred income                                              14,159             16,350
                                                          --------------     --------------
        TOTAL CURRENT LIABILITIES                                93,514            107,319
Long-term debt, less current portion                            105,600             87,072
Other non-current liabilities                                    10,206             10,262
                                                          --------------     --------------
        TOTAL LIABILITIES                                       209,320            204,653
STOCKHOLDERS' EQUITY:
    Common stock, $0.01 par value; 18,000,000 shares
        authorized, 11,562,217 and 11,365,750 shares issued
        and outstanding                                             116                114
    Additional paid-in capital                                   28,940             26,959
    Retained earnings                                             4,775             20,020
    Foreign currency translation adjustment                      (1,843)            (1,697)
                                                          --------------     --------------
        TOTAL STOCKHOLDERS' EQUITY                               31,988             45,396
                                                          --------------     --------------
                                                        $       241,308     $      250,049
                                                          ==============     ==============


The accompanying notes are an integral part of these financial statements.

                     GENICOM CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                        THREE MONTHS ENDED,          NINE MONTHS ENDED,
                                                   SEPTEMBER 27,  SEPTEMBER 28,  SEPTEMBER 27,   SEPTEMBER 28,
(In thousands, except per share data)                 1998           1997           1998           1997
                                                   ============  =============   ============   =============
REVENUES, NET:
    Products                                      $   73,400     $   72,750      $  228,415     $  207,952
    Services                                          35,680         29,939         114,828         89,729
                                                   ----------     ---------       ----------     ---------
                                                     109,080        102,689         343,243        297,681
                                                   ----------     ---------       ----------     ---------

OPERATING COSTS AND EXPENSES:
    Cost of revenues:
       Products                                       52,361         50,663         163,012        142,578
       Services                                       32,016         28,252         104,769         83,505
    Selling, general and administration               18,883         15,251          60,936         48,036
    Engineering, research and
       product development                             3,767          3,816          12,191          9,277
   Write-off of goodwill                                                             15,000
                                                   ----------     ---------       ----------     ---------
                                                     107,027         97,982         355,908        283,396
                                                   ----------     ---------       ----------     ---------

OPERATING INCOME (LOSS)                                2,053          4,707         (12,665)        14,285
Interest expense, net                                  2,887          1,868           8,217          4,900
                                                   ----------     ---------       ----------     ---------

(LOSS) INCOME BEFORE INCOME TAXES                       (834)         2,839         (20,882)         9,385
Income tax (benefit) expense                            (225)           553          (5,639)         1,739
                                                   ----------     ---------       ----------     ---------

NET (LOSS) INCOME                                 $     (609)    $    2,286      $  (15,243)    $    7,646
                                                   ==========     =========       ==========     =========

(Loss) earnings per common share (basic)          $    (0.05)    $     0.21      $    (1.32)    $     0.69
                                                   ==========     =========       ==========     =========

(Loss) earnings per common share (diluted)        $    (0.05)    $     0.18      $    (1.32)    $     0.61
                                                   ==========     =========       ==========     =========

Weighted average number of  common shares
   outstanding (basic)                                11,562         11,056          11,527         11,023
                                                   ==========     =========       ==========     =========
Weighted average number of common shares
   and dilutive shares (diluted)                      11,562         12,660          11,527         12,472
                                                   ==========     =========       ==========     =========


The accompanying notes are an integral part of these financial statements.

                      GENICOM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        NINE MONTHS ENDED,
                                                                           SEPTEMBER 27,              SEPTEMBER 28,
(In thousands)                                                                  1998                       1997
                                                                       -------------------      -------------------

Cash flows from operating activities:
    Net (loss) income                                                $            (15,243)    $              7,646
    Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities:
        Depreciation                                                               10,787                   10,063
        Amortization                                                                5,899                    3,812
        Write-off of goodwill                                                      15,000
        Changes in assets and liabilities:
              Accounts receivable                                                   3,017                  (13,293)
              Inventories                                                           1,690                  (15,008)
              Accounts payable and accrued expenses                                (8,414)                  (4,136)
              Deferred income                                                      (2,191)                    (734)
              Other                                                                (5,392)                     306
                                                                       -------------------      -------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                 5,153                  (11,344)
                                                                       -------------------      -------------------

Cash flows from investing activities:
    Additions to property, plant and equipment                                    (16,460)                 (13,618)
    Sale of equipment                                                                                          350
    Agreements with Digital Equipment Corporation                                                           (4,276)
    Other investing                                                                (2,060)                    (397)
                                                                       -------------------      -------------------
NET CASH USED IN INVESTING ACTIVITIES                                             (18,520)                 (17,941)
                                                                       -------------------      -------------------

Cash flows from financing activities:
    Borrowings on long-term debt                                                   29,904                   56,905
    Payments on long-term debt                                                    (12,005)                 (35,996)
    Bank overdraft                                                                 (2,172)                   5,682
    Financing costs                                                                  (468)                  (1,468)
                                                                       -------------------      -------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                          15,259                   25,123
                                                                       -------------------      -------------------

Effect of exchange rate changes on cash and cash equivalents                            9                     (290)
                                                                       -------------------      -------------------

Net increase (decrease) in cash and cash equivalents                                1,901                   (4,452)

Cash and cash equivalents at beginning of period                                    4,622                    5,866
                                                                       -------------------      -------------------
Cash and cash equivalents at end of period                           $              6,523     $              1,414
                                                                       ===================      ===================

The accompanying notes are an integral part of these financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. In the opinion of management, the accompanying unaudited consolidated financial statements of GENICOM Corporation and subsidiaries (the "Company" or "GENICOM") contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of September 27, 1998, and the results of operations and cash flows for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 28, 1997 Annual Report. The results of operations for the nine months ended September 27, 1998, are not necessarily indicative of the operating results to be expected for the full year.

2. Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. Inventories consist of, in thousands:


                                          SEPTEMBER 27,       DECEMBER 28,
                                             1998                1997
                                          ------------        ------------
Raw materials                           $       3,274       $       9,295
Work in process                                 1,208               1,994
Finished goods                                 61,381              56,264
                                          ------------        ------------
                                        $      65,863       $      67,553
                                          ============        ============

3. In 1998, the Company adopted SFAS No. 128, "Earnings Per Share". Basic net income per common share has been computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per common share has been computed by dividing net income by the weighted average number of common shares outstanding plus an assumed increase in common shares outstanding for dilutive securities. Dilutive securities consist of options to acquire Common Stock for a specified price. Net income per common share amounts for all periods presented have been restated to conform to SFAS No. 128.

(in thousands)                                        Three Months Ended September 27, 1998
                                             --------------------------------------------------------
                                               Income              Shares              Per Share
                                             -----------       ----------------     -----------------
BASIC EPS
Income available to shareholders           $       (609)                11,562    $            (0.05)
                                             -----------       ----------------     -----------------
Weighted shares from stock options                                           0
                                                               ----------------
DILUTED EPS                                $       (609)                11,562    $            (0.05)
                                             -----------       ----------------     -----------------

                                                      Three Months Ended September 28, 1997
                                             --------------------------------------------------------
BASIC EPS
Income available to shareholders           $      2,286                 11,056    $             0.21
                                             -----------       ----------------     -----------------
Weighted shares from stock options                                       1,604
                                                               ----------------
DILUTED EPS                                $      2,286                 12,660    $             0.18
                                             -----------       ----------------     -----------------

                                                      Nine Months Ended September 27, 1998
                                             --------------------------------------------------------
                                               Income              Shares              Per Share
                                             -----------       ----------------     -----------------
BASIC EPS

Income available to shareholders           $    (15,243)                11,527    $            (1.32)
                                             -----------       ----------------     -----------------
Weighted shares from stock options                                           0
                                                               ----------------
DILUTED EPS                                $    (15,243)                11,527    $            (1.32)
                                             -----------       ----------------     -----------------

                                                      Nine Months Ended September 28, 1997
                                             --------------------------------------------------------
                                               Income              Shares              Per Share
                                             -----------       ----------------     -----------------
BASIC EPS
Income available to shareholders           $      7,646                 11,023    $             0.69
                                             -----------       ----------------     -----------------
Weighted shares from stock options                                       1,449
                                                               ----------------
DILUTED EPS                               $       7,646                 12,472   $              0.61
                                             -----------       ----------------     -----------------


4. Segment Information

      The Company operates in the serial, line and page printer business where it designs, manufactures and markets printers as well as the related supplies and spare parts (Document Solutions company). The Company's operation in services provides professional services, help desk/technical support, logistics management and on-site and off-site maintenance support (Enterprising Service Solutions company). The production and sales of relay products, a product line the Company sold in November 1997, comprised less than 10% of revenue, operating income and identifiable assets. This product line is included in the Document Solutions segment for 1997. Revenue between industry segments is not material.

\

                                               Nine Months Ended or as of
                                            September 27,         September 28,
(in thousands)                                 1998                   1997
                                         -----------------      -----------------
REVENUE

Document Solutions                     $          228,415     $          207,952

Enterprising Service Solutions                    114,828                 89,729
                                         -----------------      -----------------
                                       $          343,243     $          297,681
                                         -----------------      -----------------

OPERATING (LOSS)/INCOME *

Document Solutions                     $            7,168     $           24,358

Enterprising Service Solutions                    (19,833)               (10,073)
                                         -----------------      -----------------
                                       $          (12,665)    $           14,285
                                         -----------------      -----------------

DEPRECIATION AND AMORTIZATION

Document Solutions                     $            4,832     $            4,283

Enterprising Service Solutions                     10,578                  8,641

Corporate and other                                 1,276                    951
                                         -----------------      -----------------
                                       $           16,686     $           13,875
                                         -----------------      -----------------

ASSETS

Document Solutions                     $          130,352     $          141,148

Enterprising Service Solutions                     83,121                 60,061

Corporate and other                                27,835                 17,059
                                         -----------------      -----------------
                                       $          241,308     $          218,268
                                         -----------------      -----------------

CAPITAL EXPENDITURES

Document Solutions                     $            2,812     $            2,297

Enterprising Service Solutions                      8,655                  7,288

Corporate and other                                 4,993                  4,033
                                         -----------------      -----------------
                                       $           16,460     $           13,618
                                         -----------------      -----------------


           *Includes $6.8 million and $8.2 million goodwill write-off for Document Solutions and Enterprising Service Solutions, respectively.

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

                                                       Three Months Ended                          Nine Months Ended
                                             ---------------------------------------      ---------------------------------------
                                                                     (proforma)                                   (proforma)
                                                Sept. 27,            Sept. 28,                Sept. 27,            Sept. 28,
                                                   1998                 1997                     1998                1997
                                             -----------------    -----------------        -----------------    ----------------
Revenue                                    $          109,080   $          111,374       $          343,243   $         323,736
Pre-Tax (Loss) Income                                    (834)               3,909                  (20,882)              9,756
                                             -----------------    -----------------        -----------------    ----------------
Net (Loss) Income                                        (609)               2,928                  (15,243)              9,572
                                             -----------------    -----------------        -----------------    ----------------
(Loss) Earnings per share                  $            (0.05)  $             0.26       $            (1.32)  $            0.87
                                             -----------------    -----------------        -----------------    ----------------
Weighted average shares outstanding                    11,562               11,056                   11,527              11,023
                                             -----------------    -----------------        -----------------    ----------------

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

      Atlantic Design:

      In December of 1995, the Company entered into a five year agreement which was extended an additional year in June 1996 (renewable annually after 6 years) with Atlantic Design Company, Inc. ("ADC"), a subsidiary of Ogden Services Corporation, pursuant to which ADC acquired the

      Company's manufacturing operations in McAllen, Texas and Reynosa, Mexico. Under the agreement, ADC is committed to manufacturing a significant part of the Company's impact printer products, printed circuit boards, related supplies and spare parts, while the Company retains design, intellectual and distribution rights with respect thereto.

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

      In August 1997, ADC filed a Demand for Arbitration with the American Arbitration Association seeking a legal interpretation of the pricing provisions in the agreement. The Company filed a counterclaim against ADC. Ogden Services Corporation and ADC then filed counterclaims against the Company. On July 4, 1998, the Company, ADC and Ogden Services Corporation settled the arbitration. Primary settlement terms included settlement of all claims and counterclaims in the arbitration, a $2.1 million payment to ADC for which the Company was fully reserved, a price increase effective for shipments after August 15, 1998, and a guarantee of orders for one year. ADC is continuing as a supplier for the Company.

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

7. The Company adopted SFAS 130, "Reporting Comprehensive Income", in the first quarter of 1998. The Company's loss, if reported on a comprehensive basis, would be $639,000 for the three months ended September 27, 1998 and $15.4 million for the nine months ended September 27, 1998. The Company had a loss in its foreign currency translation amount of $41,000 from June 28, 1998 and $146,000 from December 28, 1997, with after tax losses of $30,000 and $107,000, respectively. For the third quarter of 1997, the foreign currency translation loss was $219,000, with an after tax loss of $176,000. For the nine months ended September 28, 1997, the foreign currency translation loss was $400,000, with an after tax loss of $326,000. The Company's comprehensive income for the third quarter of 1997 would have been $2.2 million and for the nine months ended September 28, 1997, $7.3 million.

8. On July 2, 1998, the Company and its banks amended the credit agreement with NationsBank of Texas, N.A., as agent for the group of banks. The amendment adjusted the Company's required financial covenants until the end of 1998, limited capital expenditures to a maximum of $27 million for 1998, adjusted the borrowing base percentages until the end of 1998 allowing the Company increased borrowing ability and adjusted the interest rate upwards 1.50% on the incremental increased borrowing against the higher base.

      On November 12, 1998, the credit agreement was again amended. The amendment extends the increased borrowing base percentages through February 15, 1999 and adjusts the financial covenants for the fourth quarter of 1998. The Company was in compliance with the financial covenants of the amended credit agreement as of September 27, 1998 and based on current projections, anticipates it will be in compliance with the adjusted financial covenants for the fourth quarter.

      In order to be in compliance with certain covenants in the credit agreement in 1999, the Company will likely require additional amendments. Inability of the Company to reach agreement with the banking syndicate on amendments or to arrange alternative financing could have a material adverse effect on the Company.

9. Based upon a second quarter review of certain long-lived assets, the Company determined that the value of goodwill associated with the acquisitions of Centronics, Printer Systems Corporation and Harris Adacom was impaired. In accordance with FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", during the second fiscal quarter of 1998, the Company took a pre-tax charge associated with this impairment of approximately $15 million. By segment, Enterprising Service Solutions' pre-tax charge was $8.2 million and Document Solutions' pre-tax charge was $6.8 million.

10. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company will be required to adopt this new accounting standard by January 1, 2000. Management does not anticipate early adoption. The Company believes that the effect of adoption of SFAS No. 133 will not be material.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition:

                              RESULTS OF OPERATIONS


---------------------------------------------------------------------------------------------------
                                                               THREE MONTHS ENDED
                                            -------------------------------------------------------
                                                3RD QTR.                               3RD QTR.
(in millions)                                     1998               CHANGE              1997
---------------------------------------------------------------------------------------------------
Revenues - Enterprising Service Solutions   $       35,680      $      5,741       $      29,939
Revenues - Document Solutions                       73,400               650              72,750
                                                 ----------         ---------         -----------
Total Revenue                               $      109,080      $      6,391       $     102,689
                                                 ----------         ---------         -----------
Percentage change                                                       6.2%
---------------------------------------------------------------------------------------------------



-----------------------------------------------------------------------------------------------
                                                              NINE MONTHS ENDED
                                            ---------------------------------------------------
                                                3RD QTR.                              3RD QTR.
(in millions)                                     1998             CHANGE               1997
-----------------------------------------------------------------------------------------------
Revenues - Enterprising Service Solutions    $     114,828      $     25,099      $      89,729
Revenues - Document Solutions                      228,415            20,463            207,952
                                                 ----------         ---------         ---------
Total Revenue                                $     343,243      $     45,562      $     297,681
                                                 ----------         ---------         ---------
Percentage change                                                      15.3%
-----------------------------------------------------------------------------------------------


Revenue in the third quarter of 1998 increased 6.2% from the third quarter of 1997 primarily due to the revenue growth in Document Solutions ("DSC") as a result of the agreements with Digital Equipment Corporation ("DEC") and in Enterprising Service Solutions ("ESSC") as a result of the acquisition of certain assets of Novadyne Computer Systems. DSC revenue, excluding Relays, was 0.9% higher than the third quarter of 1997 as a result of the agreements with DEC. ESSC revenue increased 19.2%. This increase was primarily the result of the Novadyne acquisition and to a lesser extent, increased depot revenue as a result of new customers.

For 1998 year to date, revenue increased $45.6 million from 1997. DSC's revenue, excluding Relays, increased $32.6 million or 9.8% primarily due to the agreements with DEC. ESSC's revenue for 1998 increased $25.1 million or 28.0% compared to 1997 principally from the acquisition of certain assets of Novadyne Computer Systems which increased revenues in field service, secondarily, a contract with NASDAQ for upgrading their computer network and increased integration business in the Canadian subsidiary.

Relay revenues, which are included as part of Document Solutions in the above table for 1997, were $3.4 million for the third quarter of 1997 and $12.2 million for the nine months ended September 28, 1997. This product line was sold in November of 1997.

------------------------------------------------------------------------------------------------------
                                                    3RD QUARTER        4TH QUARTER       3RD QUARTER
(in millions)                                           1998                1997            1997
------------------------------------------------------------------------------------------------------
Order Backlog                                        $    35.9        $      44.8        $     60.5
Change:       3rd Quarter of 1998 compared to
              Amount                                                         (8.9)            (24.6)
              Percentage                                                   -19.9%            -40.7%
------------------------------------------------------------------------------------------------------

The decrease in order backlog from the third quarter of 1997 primarily reflects the effect of a decline in printer backlog and the sale of the relay product line. In August 1997, the Company, with the commencement of the DEC agreements, recorded a significant amount of initial backlog related to those agreements. The relay backlog was $6.8 million as of September 28, 1997. The decrease in the order backlog from the fourth quarter of 1997 is principally due to a decrease in printer and supplies backlog partially offset by the recording of ESSC annual contracts in January. The Company's backlog as of any particular date should not be the sole measurement used in determining sales for any future period.

-------------------------------------------------------------------------------------------------
                                                             THREE MONTHS ENDED
                                                -------------------------------------------------
                                                    3RD QTR.                       3RD QTR.
(in millions)                                         1998           CHANGE          1997
-------------------------------------------------------------------------------------------------
Gross margin - Enterprising Service Solutions   $       3.7       $       2.0     $      1.7
Gross margin - Document Solutions                      21.0              (1.1)          22.1
                                                    -------         ---------       --------
Total gross margin                              $      24.7       $       0.9     $     23.8
                                                    -------         ---------       --------
As a % of revenue                                     22.7%                            23.2%
-------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------
                                                              NINE MONTHS ENDED
                                                 ---------------------------------------------
                                                   3RD QTR.                       3RD QTR.
(in millions)                                        1998         CHANGE            1997
----------------------------------------------------------------------------------------------
Gross margin - Enterprising Service Solutions   $       10.1     $     3.9      $        6.2
Gross margin - Document Solutions                       65.4           -                65.4
                                                     -------       -------        ----------
Total gross margin                              $       75.5     $     3.9      $       71.6
                                                     -------       -------        ----------
As a % of revenue                                      22.0%                           24.1%
----------------------------------------------------------------------------------------------

Gross margin, as a percent of revenue, decreased from 23.2% in the third quarter of 1997 to 22.7% in the third quarter of 1998. As a percent of revenue, gross margin for DSC excluding Relays decreased to 28.7% for the quarter ending September 27, 1998 from 31.2% for the quarter ending September 28, 1997. This decrease is primarily the result of the lower volume of supplies sales which carry a larger margin percentage than printers and a change in the sales mix of printers. For ESSC, gross margin increased from 5.6% for the third quarter of 1997 to 10.3% for 1998 reflecting improvement in the operating efficiency of ESSC.

As a percent of revenue, gross margin for the nine months ended September 27, 1998 was 22.0% as compared to 24.1% for the nine months ended September 28, 1997. The gross margin percentage for DSC excluding Relays for the first nine months of 1998 decreased to 28.6% from 32.1% in 1997 due to a reduction of supplies sales and the sales mix in printer sales. ESSC's gross margin percentage increased slightly to 8.8% for year to date 1998 from 6.9% for the same period in 1997 reflecting operational efficiency improvements.



----------------------------------------------------------------------------------------------------------------------------------
                                                 THREE MONTHS ENDED                                         NINE MONTHS ENDED
                                       -----------------------------------------      --------------------------------------------
                                           3RD QTR.                    3RD QTR.           3RD QTR.                     3RD QTR.
(in millions)                               1998         CHANGE          1997               1998         CHANGE          1997
----------------------------------------------------------------------------------------------------------------------------------
Operating expenses:
Selling, general and administrative    $       18.9    $      3.6       $   15.3      $     60.9       $     12.9      $     48.0
Engineering, research and product
  development                                   3.8           -              3.8            12.2              2.9             9.3
Write-off of goodwill                                                                       15.0             15.0             -
                                           --------     ---------         ------         -------        ---------       ---------
Total                                  $       22.7    $      3.6       $   19.1      $     88.1       $     30.8      $     57.3
                                           --------     ---------         ------         -------        ---------       ---------
As a % of revenue                             20.8%                        18.6%           25.7%                            19.2%
----------------------------------------------------------------------------------------------------------------------------------


The increase of $3.6 million in operating expenses from the third quarter of 1997 was primarily the result of increased marketing costs to support new product introductions and higher marketing costs in ESSC. Operating expenses increased as a percentage of revenue in the third quarter of 1998, to 20.8% as compared to 18.6% in 1997.

For the first nine months of 1998, operating expenses increased $15.8 million, excluding the goodwill write-off, compared to 1997 primarily for the reasons mentioned above.

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

-----------------------------------------------------------------------------------------------------------------------------
                                          THREE MONTHS ENDED                                 NINE MONTHS ENDED
                            ------------------------------------------------    ---------------------------------------------
                             3RD QTR.                          3RD QTR.          3RD QTR.                         3RD QTR.
(in millions)                  1998            CHANGE            1997              1998            CHANGE           1997
-----------------------------------------------------------------------------------------------------------------------------
Interest expense, net    $   2.9             $     1.0        $     1.9         $    8.2          $    3.3         $   4.9

Percentage change                                52.6%                                               67.3%
-----------------------------------------------------------------------------------------------------------------------------


Interest expense increased $1.0 million in the third quarter of 1998 as compared to the year-ago quarter primarily as a result of higher borrowings in 1998 due to higher debt need to support the working capital needs of the business and secondarily higher development costs associated with new product introductions. In addition, with the new amendment to the credit agreement in July 1998, Genicom was paying a slightly higher interest rate for its debt than in 1997. Interest expense for the nine months ended September 28, 1998 increased $3.3 million compared to the same period in 1997 for the above reasons.

--------------------------------------------------------------------------------------------------------------------------------
                                         THREE MONTHS ENDED                                     SIX MONTHS ENDED
                       -------------------------------------------------------    ----------------------------------------------
                         3RD QTR.                              3RD QTR.             3RD QTR.                         3RD QTR.
(in millions)              1998              CHANGE              1997                 1998            CHANGE           1997
--------------------------------------------------------------------------------------------------------------------------------
Income tax expense       $   (0.2)         $   (0.8)            $    0.6             $   (5.6)       $  (7.3)       $   1.7

Effective tax rate           27.0%                                 19.5%                27.0%                         18.5%
--------------------------------------------------------------------------------------------------------------------------------


The Company's effective tax rate for the third quarter and the first nine months of 1998 was 27.0%. The tax rate is being affected by the anticipated utilization of foreign operating losses. During the first nine months of 1997, the Company reversed part of its valuation allowance for its foreign deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

------------------------------------------------------------------------------------------------------------
                                                                      Nine Months Ended
                                                    --------------------------------------------------------
                                                          3RD QUARTER                   3RD QUARTER
(in millions)                                                1998                          1997
------------------------------------------------------------------------------------------------------------
Cash provided by (used in) operations             $                       5.2   $                     (11.3)

Cash used in investing activities                                       (18.5)                        (17.9)

Cash provided by financing activities                                    15.3                          25.1

------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------
                                                           3RD QUARTER                   4TH QUARTER
(in millions)                                                  1998                          1997
-------------------------------------------------------------------------------------------------------------
Working capital                                     $                     84.7    $                     66.2

Inventories                                                               65.9                          67.6

Debt obligations                                                         111.4                          93.5

Debt to equity ratio                                                  3.5 to 1                      2.1 to 1
-------------------------------------------------------------------------------------------------------------

Cash provided by operations increased $16.5 million from the first nine months of 1997 principally due to the stabilization of inventory. In 1997, inventory increased to support the higher level of revenue in 1997 compared to 1996. The Company's working capital increased $18.5 million as of September 27, 1998 as compared to December 28, 1997 due primarily to a $7.5 million increase in prepaid and other assets driven by taxes receivable and a $11.0 million decrease in accounts payable and accrued expenses. Debt increased significantly with the proceeds used to support the working capital needs of the business, the acquisition of certain assets of Novadyne Computer Systems, and the operating loss. The Company had approximately $6.1 million available for borrowing under its credit facilities as of September 27, 1998.

On July 2, 1998, the Company and its banks amended the credit agreement with NationsBank of Texas, N.A., as agent for the group of banks. The amendment adjusted the Company's required financial covenants, limited capital expenditures to a maximum of $27 million for 1998, adjusted the borrowing base percentages allowing the Company increased borrowing ability and adjusted the interest rate upwards 1.50% on the incremental increased borrowing against the higher base.

On November 12, 1998, the credit agreement was again amended. The amendment extends the increased borrowing base percentages through February 15, 1999 and adjusts the financial covenants for the fourth quarter of 1998. The Company was in compliance with the financial covenants of the amended credit agreement as of September 27, 1998 and based on current projections, anticipates it will be in compliance with the adjusted financial covenants for the fourth quarter.

In order to be in compliance with certain covenants in the credit agreement in 1999, the Company will likely require additional amendments. Inability of the Company to reach agreement with the banking syndicate on amendments or to arrange alternative financing could have a material adverse effect on the Company.

In August 1997, ADC filed a Demand for Arbitration with the American Arbitration Association seeking a legal interpretation of the pricing provisions in the agreement. The Company filed a counterclaim against ADC. Ogden Services Corporation and ADC then filed counterclaims against the Company. On July 4, 1998, the Company, ADC and Ogden Services Corporation settled the arbitration. Primary settlement terms included settlement of all claims and counterclaims in the arbitration, a $2.1 million payment to ADC for which the Company was fully reserved, a price increase effective for shipments after August 15, 1998, and a guarantee of orders for one year. ADC is continuing as a supplier for the Company.

Year 2000

GENICOM is taking an active approach to address computer issues associated with the onset of the new millennium - specifically, the impact of possible failure of computer systems and computer driven equipment due to the rollover to the year 2000. The Year 2000 problem is pervasive and complex as virtually every IT and non-IT system could be affected in some way by the rollover of the two-digit year value from 99 to 00. The issue is whether computer systems or embedded technology will properly recognize date sensitive information when the year changes to 2000. IT and non-IT systems that do not properly recognize such information could generate erroneous data or causes failures.

If not properly addressed, the Year 2000 problem could result in failures in Company computer systems or items with embedded systems or the computer systems or equipment of third parties with whom the Company deals with worldwide. Any such failures of the Company's and/or third parties IT and non-IT systems could have a material impact on the Company's ability to conduct business.

Since 1996, the Company has been identifying and seeking to minimize its exposure to the Year 2000 problem. In 1996, the Company began expending significant funds under contracts with EDS to replace the majority of its internal computer system. During this process, the Company has required third party vendors to make representations that the components of the new systems and related software are Year 2000 compliant. The replacement equipment is scheduled to completely installed and tested by the end of the second quarter of 1999. As a result, the Company does not anticipate Year 2000 problems with its internal systems. The approximately $16 million cost of the replacement system is being capitalized by the Company.

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

The Company is currently developing a plan to review vendor and customer compliance as well as items that may be affected by embedded systems such as manufacturing and telephone equipment. This plan is expected to be completed shortly after year end. The plan will include inquiries of vendors and customers related to their Year 2000 compliance. The cost of implementing the plan or the financial impact of customers, vendors, or embedded systems that are not compliant has yet to be determined. Once the Company has sufficient information available to do so, it intends to analyze its most reasonably likely worst case scenario and develop contingency plans.

The Company cannot estimate or predict the potential adverse consequences, if any, that could result from a third party failure to effectively address this issue or failure of certain equipment and is unable to predict if those parties noncompliance or equipment failure will have a material adverse effect on earnings.

GENICOM provides an array of services and products addressing different niches of the information processing industry, competing against a wide range of companies from large multinationals to small domestic entrepreneurs. Except for the historical information contained herein, the matters discussed in this 10Q include forward-looking statements that involve a number of risks and uncertainties. Terms such as "believes", "expects", "plans", "intends", "estimates", or "anticipates", and variations of such words and similar expressions are intended to identify such forward looking statements. There are certain important factors and risks, including changes in hardware and software technology, economic conditions in the North American, Western European and Asian markets, the anticipation of growth of certain market segments and the positioning of the Company's products and services in those segments, certain service customers whose business is declining, seasonality in the buying cycles of certain of the Company's customers, the timing of product announcements, the release of new or enhanced products and services, the introduction of competitive products and services by existing or new competitors, access to and development of product rights and technologies, the management of growth, the Company's ability to reach an appropriate level of operating efficiency in the services group, Year 2000 issues, the ability of the Company to amend its credit agreement or obtain alternative financing arrangements in 1999 if necessary, GENICOM's ability to attract and retain highly skilled technical, managerial and sales and marketing personnel, possible litigation related to the

Company's operations, including litigation arising under various environmental laws, and the other risks detailed from time to time in the Company's SEC reports, including reports on Form 10K, that could cause results to differ materially from those anticipated by the statements contained herein.

                          PART II. - OTHER INFORMATION

Item 1. Legal Proceedings:

Not applicable.

Item 2. Changes in Securities:

Not applicable.

Item. 3 Defaults Upon Senior Securities:

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders:

Not applicable.

Item 5. Other Information:

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K:

a)     Exhibits

           NUMBER      DESCRIPTION
           ----------  ---------------------------------------------------------

           27.1        Financial Data Schedule


b)     Reports on Form 8-K:

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




                                                        GENICOM Corporation
                                                     --------------------------
                                                             Registrant


Date:  November 12, 1998


                                                         /s/James C. Gale
                                                     --------------------------
                                                             Signature

                                                     James C. Gale
                                                     Senior Vice President
                                                     and Chief Financial Officer

                                                     (Mr. Gale is a Chief
                                                     Financial Officer and
                                                     has been duly authorized
                                                     to sign on behalf of the
                                                     Registrant)

                      GENICOM CORPORATION AND SUBSIDIARIES

                         INDEX TO EXHIBITS TO FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 1998



EXHIBIT
NUMBER                  DESCRIPTION                           PAGE
-------------------     ------------------------------------  -------------------------------
10.1                    Fifth Amendment to Amended and
                        Restated Credit Agreement dated
                        as of October 30, 1998

27.1                    Financial Data Schedule               Filed only with
                                                              EDGAR version