Form 10-K405
period 1999-01-03
GENICOM CORP
filed 1999-04-05
CIK 766738

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 1999

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
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. X
                                        ---

         As of January 29, 1999, there were 11,609,083 shares of Common Stock of the Registrant outstanding. The aggregate market value of the shares of Common Stock held by non-affiliates (without admitting that any person whose shares are not included in determining such value is an affiliate) was approximately $27,571,572 based upon the closing price of the shares in the NASDAQ over-the-counter market on January 29, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive proxy statement with respect to the Annual Meeting of Stockholders to be held on May 19, 1999: Part III

                      GENICOM CORPORATION AND SUBSIDIARIES
                                 FORM 10-K INDEX

                                     PART I

Item 1.           Business                                                                                        3
Item 2.           Properties                                                                                     10
Item 3.           Legal Proceedings                                                                              10
Item 4.           Submission of Matters to a Vote of Security Holders                                            11

                  Executive Officers of the Registrant.                                                          11

                                     PART II

Item 5.           Market for the Registrant's Common Stock and Related Stockholder Matters                       12
Item 6.           Selected Financial Data                                                                        13
Item 7.           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                                    14
Item 8.           Financial Statements and Supplementary Data                                                    21
Item 9.           Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosure                                                                     44

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant                                             44
Item 11.          Executive Compensation                                                                         44
Item 12.          Security Ownership of Certain Beneficial Owners and Management                                 44
Item 13.          Certain Relationships and Related Transactions                                                 44


                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K                                44
Signatures                                                                                                       49
Index to Financial Statements and Schedules                                                                     F-1
Index to Exhibits                                                                                               E-1

ITEM 1. BUSINESS

GENERAL

GENICOM Corporation ("GENICOM" or the "Company"), has two operating companies, enterprise printers and enterprise service, which focus on the midrange client/server market. The Company printer business develops, manufactures, and distributes high performance printers, supplies, and related products. GENICOM's service business provides integrated network solutions that include professional services (consulting, network integration and support), maintenance (onsite) repair, and logistics and depot repair (offsite). With the acquisition of certain assets of Novadyne Computer Systems on November 14, 1997, GENICOM increased the size of its service business. GENICOM continues to design, manufacture, and distribute impact and page printers for (i) use in cost sensitive environments; (ii) the printing of multi-part forms and bar-codes; (iii) providing printing connectivity in proprietary systems; and
(iv) the travel industry. On September 30, 1996, GENICOM acquired Texas Instruments' worldwide printer business which enabled the Company to expand its printer product line in mid-range printers and products specifically directed at the travel industry. In August 1997, GENICOM entered into agreements with Digital Equipment Corporation ("DEC") to design, market, distribute and support DEC branded printer products, giving GENICOM access to certain distribution channels to which the Company did not have access previously. In 1998, Compaq Computer Corporation purchased DEC and affirmed the DEC agreements. The Company also provides spare parts and supplies such as print heads, printed wire boards, ribbons and printer cartridges for both the Company's as well as other manufacturers' printers.

BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

The Company's businesses are reported in two business segments: Enterprising Service Solutions and Document Solutions. Financial information by business segment and geographic location appears in footnote 12 to the financial statements included in this Form 10-K. This information includes sales and service revenues, operating income and identifiable assets for the years ended January 3, 1999 and December 28, 1997.

Operation of the Company's subsidiaries in Australia, Hong Kong, Canada, and Europe is subject to various risks associated with political and economic developments in such regions, such as tariffs imposed to discourage imports, varying product standards and specifications, and value added and excise taxes. In addition, GENICOM is exposed to currency fluctuation risks as a result of its international sales and sourcing of products from foreign vendors. Accordingly, sales or cost of components may decrease or increase as the value of the United States dollar appreciates or depreciates relative to the currency of the source country. The Company purchases forward exchange contracts as a strategy to assist in minimizing these currency risks and expects to continue this practice in the future.

ENTERPRISING SERVICE SOLUTIONS ("ESSC")

GENERAL

GENICOM performs a wide range of service related activities through its Enterprising Service Solutions company. ESSC provides customer services and support to assist in the performance of networked business systems. ESSC's services are classified as follows:

                   - Professional Services
                   - Maintenance Services
                   - Logistics and Repair Services

PROFESSIONAL SERVICES

Professional Services provides management services for the enterprise information system including design, operation and monitoring of its performance. These services are offered to telecommunications companies, systems integrators and original equipment manufacturers (OEMs) as well as end users. In 1998, ESSC further expanded its product offerings to include Sun Microsystems' enterprise solutions consisting of hardware, software, networks and support services.

Professional Services offers the following products:

Consulting Services provides technology assessment, planning, implementation and performance analysis of LANS and WANs including internet/intranet configurations. ESSC also performs staff augmentation services whereby it assigns skilled IT professionals on a project basis at the customer site.

Internetworking Services offers service and support of the network lifecycle from design to on-going maintenance. These services include evaluation and selection as well as integration and deployment of hardware and software to enhance the performance of the customer's information technology (IT) infrastructure.

Support Services provides help desk support for a variety of operating systems and desktop platforms including NT, UNIX and Windows/Windows 98/NT Workstations. ESSC also performs remote network monitoring and LAN administration services, which are available 24 hours a day, 7 days a week. These network services proactively detect and repair most network problems before they become serious enough to impair a customer's IT operation. ESSC performs these services at three specialized support centers located in Waynesboro, VA, Carrollton, TX and Irvine, CA.

MAINTENANCE SERVICES

Maintenance Services (formerly called On-Site Services) addresses customer equipment and system life-cycle needs, including installations and upgrades, remedial and preventive maintenance and warranty administration. ESSC supports a variety of midrange equipment, including desktop computers (PCs) and servers (such as AST, IBM, and Compaq), printers (such as GENICOM, HP, Lexmark and Kyocera), copiers (such as Canon) and internetworking devices (such as 3Com, Motorola, and Cisco). All required services are performed at the customer site or remotely utilizing our technical support organization.

In 1998, ESSC restructured its field maintenance organization to strengthen its national presence and manpower utilization. ESSC currently employs field engineers (FE's) in 42 major metropolitan areas in the United States, where the majority of maintenance services are performed. To produce more efficient utilization of human resources in remote locations, ESSC expanded its National Authorized Service Provider (NASP) program. The expansion involved outsourcing selected directly employed FE's who were based in these outlying locations. The combination of ESSC field engineering professionals along with the national authorized service partners enables ESSC to provide comprehensive North American service coverage, seven days a week, 24 hours a day, with next day, same day and custom response times.

Also in 1998, ESSC implemented RealVISION, its state-of-the-art, customer-centered, relational database system within the Maintenance Services operations function. RealVISION automates call management, project tracking and task-specific matching of skills to a particular service event. ESSC believes that the new system is a key market differentiator that enhances its service performance with faster response and restoral times, while providing customers with real-time information on their service calls.

Maintenance Services offers the following products:

Installations & Upgrades Services provides the physical installation and/or upgrade of software, equipment or systems, rendering them fully operational at the customer site, in either a stand-alone or networked configuration. This service also includes equipment moves, adds and changes.

Remedial Maintenance Services furnishes the technical diagnosis and repair of defective equipment and mission-critical systems.

Preventive Maintenance Services offers proactive equipment and systems analysis through regularly scheduled maintenance actions that are designed to prevent unscheduled down time.

Warranty Administration Services provides equipment repair, parts stocking and the administration and maintenance of records on warranty processed equipment.

LOGISTICS AND REPAIR SERVICES

Logistics and Repair Services provides logistics management, depot repair and value added services to original equipment manufacturers (OEMs) of notebook and desktop computers, printers, and monitors among others. The majority of these services are performed at ESSC's Louisville, Kentucky Logistics Control and Repair Center.

Logistics and Repair Services offers the following products:

Logistics Services provides parts management, including inventory planning, parts procurement, warehousing and distribution in support of ESSC's field operation as well as those of other OEMs.

Depot Repair Services offers repair, remanufacture, advanced exchange (whole unit or component swaps) and channel returns of Information Technology (IT) equipment from the whole unit to component level.

High Volume Staging Services provides an economical method of handling large scale rollouts of similar systems.

Warranty Administration Services offers repair and administrative fulfillment, including stocking replacement parts, performing repairs, and processing warranties.

Asset Re-utilization Services provides end-of-life equipment services such as disassembly, parts breakdown, and scrapping to simplify asset management.

COMPETITION

ESSC's domestic market size is forecast to be approximately $90 billion in 1999. This forecast is based on the following market segmentation projections: $60 billion for the Professional Services market, $25 billion for the Maintenance Services market and $1.9 billion for the Logistics and Repair Services market. Within these segments, ESSC focuses on core technologies where it excels in service delivery. These segment market projections focus on each product line's core technologies. Professional Services' core technologies include servers, internetworking/devices, desktop computers, legacy systems migration (McDonnell Douglas, Harris Adacom) and Sun software support. Maintenance Services' core technologies include desktop computers, printers, internetworking devices and copiers. Logistics and Repair Services' core technologies include monitors, printers and notebook computers.

ESSC primarily competes with consulting organizations, third-party service providers, systems integrators and in-house OEM repair centers. The Company considers some of ESSC's Professional and Maintenance Services primary competitors to be IBM Global Services, Wang Laboratories, Decision One, and Unisys. Some of the Logistics and Repair Services primary competitors include PC Service Source, EFTC Services and Cerplex.

ESSC competes principally on the basis of quality of service delivery, scope of service offerings, geographic coverage, technical expertise and competitive pricing. Focus on this mix provides customers with a comprehensive, flexible and responsive service solution.

SALES AND MARKETING

ESSC increased both its sales and marketing resources during 1998. The marketing organization's additional resources have been channeled into three specific areas reflecting our primary service offerings; Professional Services, Maintenance Services and Logistics and Repair Services. The growth in the sales force has provided not only increased geographic coverage, but has allowed greater focus into our target markets of manufacturers, system integrators and telecommunications related companies

DOCUMENT SOLUTIONS ("DSC")

                          PRINTERS AND RELATED PRODUCTS

The Company offers a wide range of serial (one character at a time), line (one or more lines at a time) and page (one page at a time) printers, with performance features and prices suitable for a varied range of printing applications. Besides offering a wide range of technologies and print speeds, GENICOM's printers offer multiple combinations of features that make them suitable for diverse applications. Such features include multiple copy and extensive paper handling capabilities, multiple type styles (fonts) and bar codes. GENICOM's printers are used with desktop workstations and with various networks and stand-alone configurations in conjunction with micro, mini, super-mini and mainframe computers.

On August 10, 1997, the Company entered into agreements with Digital Equipment Corporation (DEC) Printing Systems Business and became the exclusive supplier of Digital Branded Printer Solutions worldwide. The Company acquired design rights, product intellectual property rights, vendor and customer contracts, inventory and a license to use the Digital Logo, DEC Trademark and other trademarks for programs within the Cooperative Marketing Agreement. The agreements expanded the Company's product lines in the mid-range client/server environment and enabled the Company to provide custom applications in the Digital VMS environments. These agreements have been assumed by Compaq Computer Corporation as a result of their acquisition of DEC. In addition, Compaq has extended the original agreement to include new laser printer product offerings.

Document Solutions also sells spare parts and supplies, for both GENICOM products and those manufactured by other vendors. Supplies include items that have a relatively short life such as printer ribbons and cartridges, while spare parts include items that have generally a longer life such as print heads and printed wire boards.

PRODUCTS

The following is a summary of certain performance features of GENICOM's principal printer products.

Line matrix printers are heavy-duty printers for high-volume data processing, warehousing, industrial, and mailhouse applications and are offered in print speeds of 400, 800 and 1400 lines per minute. List prices range from $5,995 to $12,995.

Serial matrix printers are designed for medium or heavy-duty business class printing. They are available as 9-, 18- or 24-wire models with print speeds from 300 to 900 characters per second. List prices range from $550 to $3,995.

Monochrome laser printers for desktop, network and multiuser environments have print speed from 17 to 40 pages per minute. The Company also has a 4 page per minute color laser printer. List prices for the laser printers range from $1,195 to $17,999.

A selection of printer products for the travel industry use impact, thermal transfer and direct thermal technologies. These products include ticket printers, gate readers and bag tag printers. Prices range from $1,736 to $7,094.

GENICOM also offers the following selection of Compaq and Digital Equipment branded enterprise printers:

   - Line matrix printers with speeds of 500, 900 and 1400 lines per minute, prices from $5,295 to $11,895
   - 24-wire serial matrix printers with speeds of 300 to 600 characters per second, prices from $679 to $2,976
   - Monochrome and color laser printers with speeds of 4 to 40 pages per minute, prices from $1,249 to $17,999.

MANUFACTURING

Certain Document Solutions products are manufactured and assembled primarily at facilities in Reynosa, Mexico and McAllen, Texas under an agreement with Atlantic Design Company ("ADC") and to a lesser extent at the Company's facility in Temple, Texas. The Reynosa facility assembles certain impact printer product lines and produces printed circuit boards, high-speed matrix printheads, ribbon cartridges and a variety of conventional electromechanical assemblies. The Temple facility is used to manufacture some of the travel products.

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

In August 1997, ADC filed a Demand for Arbitration with the American Arbitration Association seeking a legal interpretation of the pricing provisions in the agreement between ADC and the Company. The Company filed a counterclaim against ADC. Ogden Services Corporation and ADC then filed a counterclaim against the Company. On July 4, 1998, the Company, ADC and Ogden Services Corporation settled the arbitration. Primary settlement terms included settlement of all claims and counterclaims in the arbitration, a $2.1 million payment to ADC for which the Company was fully reserved, a price increase effective for shipments after August 15, 1998, and a guarantee of orders for one year. ADC is continuing as a supplier for the Company.

SALES AND MARKETING

The major portion of printer sales are made pursuant to purchase agreements, blanket purchase orders and similar arrangements whereby products are deliverable only after the customer issues a purchase order, release or schedule covering specific numbers of units and specifying firm delivery dates. Such arrangements usually contain price protection provisions which provide that if the Company decreases its prices, customers will receive the benefit of such price decreases for products then held in inventory. The Company's agreements with large end user customers of printers generally require the customer to provide GENICOM with continuously updated forecasts of its requirements.

GENICOM markets its products and services through several domestic and international channels. GENICOM's distribution channels consist of (i) national and regional distributors who sell to value added resellers ("VARs"), dealers and end users, and (ii) a direct sales force which sells to end users, value added resellers and dealers.

Most printers are available in several standard models, enabling Document Solutions to serve a wide range of customer requirements. A combination of accessories satisfies various printing applications. In addition, standard models are customized for end users using GENICOM's engineering design capabilities. No customer accounted for more than 10% of GENICOM's total sales in 1998.

GENICOM maintains international sales and marketing subsidiaries in Australia, Hong Kong, Canada, Sweden, Belgium, France, Germany, Italy and the United Kingdom. These subsidiaries offer GENICOM products and services to distributors, small OEMs, system houses, VARs and retail dealers in over 66 countries in primarily local currencies. See "Business Segment and Geographic Information."

COMPETITION

Document Solutions' printer products compete in markets characterized by rapid technological change and strong competition. The Company competes primarily in the medium and high-performance segments of the printer market where users require reliable printers principally for word processing, shared network printing, graphics, bar codes and other business applications. The Company competes against many well-established companies, some with financial, technical and operating resources greater than its own. Such competitors include IBM, Lexmark and HP for non-impact printers and Okidata, Printronix and Tally for impact printers. Travel Industry Products competitors include IER, Dassault and Datasouth. In addition, there are a number of independent printer manufacturers producing impact printers that compete with those offered by GENICOM.

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

As the printer market shifts to shared-resource, application-specific environments, the Company is narrowing its focus to niche markets and channeling resources to markets where growth potential is greatest. New midrange monochrome and color laser printers were introduced to address printing in desktop, network and multiuser environments. Impact printers continue to meet customer application needs not yet satisfied by nonimpact technologies, in such areas as multipart forms, high-volume reliability and low cost ownership. Travel-related products provide the Company with a broad family of impact and nonimpact products targeted at specific applications such as itinerary confirmation, ticketing, bag tag and boarding automation. Revenue from the DEC agreements was lower than expected in 1998 due to the uncertainity caused by Compaq Computer Corporation's acquisition of DEC. However, GENICOM and Compaq reached an agreement to introduce two new Compaq-branded laser printers in 1999.

RELAYS

Until late 1997, the Company offered a line of relays that were used principally in signal switching applications requiring high functional reliability and product quality. The Company's relays were sold primarily for aerospace and defense applications, automatic test equipment applications and to a lesser extent, communication, industrial control and transportation control applications. Relay revenues, as a percentage of total revenues, were 3.4% and 4.5% in 1997 and 1996, respectively. The Company sold this product line on November 30, 1997.

                                     GENERAL

ENVIRONMENTAL MATTERS

As a result of manufacturing processes, the Company generated and managed hazardous wastes at its facilities. The Company does not believe that compliance with Federal, State and local regulations will have a material effect on its capital expenditures, financial condition or results of operations. See "Legal Proceedings."

BACKLOG; SEASONALITY

The Company's order backlog at January 3, 1999 was approximately $40.6 million, compared with approximately $44.9 million at December 28, 1997. The principal cause of the backlog decline was supplies and spare parts sales reductions in DSC. GENICOM's reportable backlog reflects only fixed-price contracts for all orders associated with service, systems integration and those orders for printers, spare parts and supplies for which a delivery date within approximately six months has been specified by the customer. The Company expects to ship substantially all printer, spares and supplies orders in reported backlog within fiscal year 1999. The Company normally experiences lower sales each year in its third quarter due to European holidays.

ENGINEERING, RESEARCH AND PRODUCT DEVELOPMENT

GENICOM incurs engineering, research and product development costs for the following purposes: development of new products; applications solutions development; modification, enhancement and achievement of cost reductions for existing product lines; customization of products for OEMs; market research; and development of process inspection criteria to ensure new products are built to specification. GENICOM's expenditures for engineering, research and product development were $16.5 million, $13.8 million, and $8.5 million in 1998, 1997 and 1996, respectively. In 1998, 1997, and 1996 the Company expended 5.5%, 4.7%, and 4.7%, of products revenue, respectively, in engineering, research and product development. The 1998 increase in this expense related to the travel printers and development costs to support the DEC agreements.

GENICOM maintains in-house capabilities and facilities to support its engineering and design activities. The Company also engages a number of highly specialized independent firms to supplement its own engineering capabilities and to design certain software and components for its products.

PROPRIETARY RIGHTS

GENICOM relies on patent, copyright and trade secret laws to protect its proprietary and technology rights. GENICOM obtained certain patents, licenses and cross-licenses when it acquired the Data Communication Products Business Department from General Electric Company (collectively "G.E.") in 1983, the printer related assets of Ekco Group, Inc. (formerly Centronics Data Computer Corporation, "Centronics") in 1987, and Harris Adacom Network Services, Inc. and Printer Systems Corporation in 1995, as well as Texas Instruments' printer business in 1996. In addition, in 1997, GENICOM entered into agreements with DEC and acquired certain rights and patents, as well as the right to use the Digital name in connection with its activities under the Digital Cooperative Marketing Agreement. GENICOM also acquired certain rights with the acquisition of assets of Novadyne Computer Systems in 1997. GENICOM continues to patent certain developments, holds certain patents pending and retains numerous patents expiring at various times between 1999 and 2012. In addition, the Company has a cross-licensing agreement with IBM that expires 17 years after the date of issue of certain patents pending prior to January 1, 1991.

"GENICOM", "ESSC", and certain other marks used in connection with the sale of the Company's products are registered trademarks of GENICOM in the United States and, in some cases, certain foreign countries. Under United States law, a registered trademark remains valid for 10 years if affirmed at the end of the sixth year. There is no limit to the number of times the registration may be renewed for additional 10-year periods. Along with a Service Agreement with AST Research, Inc., GENICOM was granted the right to use AST's registered trademark for refurbished equipment packaging. Any corporate names, trademarks, brands or other intellectual properties used throughout this Form 10-K which are not the property of GENICOM are the properties of their respective companies.

SUPPLIERS

GENICOM currently purchases raw materials, components and printers from various domestic and foreign suppliers. GENICOM utilizes supply agreements and other arrangements whereby volume discounts can be obtained.

GENICOM purchases certain products - printers, options, supplies and component parts, including print engines, from sole suppliers who have developed proprietary processes that the Company incorporates into its products. In the event that those suppliers were unable or unwilling to supply these products, the Company believes it could establish alternate sources for these products or similar products. The time required to establish an alternate source could disrupt the manufacture or distribution of these products, thus causing delays that could adversely affect revenues. Currently, the Company considers most of its relationships with vendors to be acceptable and does not anticipate any disruption in the supply of these products.

In 1998, GENICOM procured approximately 29% of its total inventory purchases pursuant to its December 1995 agreement with ADC. No other supplier accounted for a significant portion of GENICOM's total 1998 purchases. In 1997, GENICOM purchased approximately 28% of its total purchases from ADC (See "Manufacturing" above and "Management's Discussion and Analysis" for discussion about the Company's agreement with ADC and disputes that have arisen under that agreement).

EMPLOYEES

As of January 3, 1999, the Company and its subsidiaries employed 1,511 employees. The Company believes its relations with its employees are satisfactory.

The Company's maintenance employees at its Waynesboro facility are represented by the United Electrical, Radio and Machine Workers of America Local 124, under a collective bargaining agreement which expires in July 1999. The number of these employees was substantially reduced by the relocation of the Waynesboro depot to Louisville, Kentucky and the sale of the relay product line in 1997. There are still some union employees at the Waynesboro facility.

ITEM 2. PROPERTIES

The following table sets forth certain information with respect to the Company's owned or leased property as of January 3, 1999:

                                                                      SQUARE        OWNED OR        YEAR LEASE
LOCATION                       PRINCIPAL USES                          FEET          LEASED          EXPIRES
---------------------------    -----------------------------------  -----------   --------------  --------------
Fort Worth, TX                 Service                                  37,000      Subleased          2002
Chantilly, VA                  Corporate Headquarters                   23,000       Leased            2003
Waynesboro, VA                 Service, Manufacturing, Office          377,000        Owned             --
Louisville, KY                 Service                                 320,000       Leased            2007
Temple, TX                     Manufacturing                            44,000       Leased            2001
Carrollton, TX                 Service                                 105,000       Leased            2002

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

The Company has been notified by the EPA that it is one of 700 potentially responsible parties ("PRPs") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, for necessary corrective action at a hazardous waste disposal site in Greer, South Carolina. In prior years, the Company arranged for the transportation of wastes to the site for treatment or disposal. During 1995, the PRPs entered into an administrative consent order with the EPA under which they will undertake a remedial investigation and feasibility study which is currently underway.

In August 1997, ADC filed a Demand for Arbitration with the American Arbitration Association seeking a legal interpretation of the pricing provisions in the agreement between ADC and the Company. The Company filed a counterclaim against ADC. Ogden Services Corporation and ADC then filed a counterclaim against the Company. On July 4, 1998, the Company, ADC and Ogden Services Corporation settled the arbitration. Primary settlement terms included settlement of all claims and counterclaims in the arbitration, a $2.1 million payment to ADC for which the Company was fully reserved, a price increase effective for shipments after August 15, 1998, and a guarantee of orders for one year. ADC is continuing as a supplier for the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the Company's executive officers as of January 3, 1999:

NAME                               AGE       TITLE
------------------------------    -------    ------------------------------------------------------------------------
Paul T. Winn                        54       Director, President and Chief Executive Officer
James C. Gale                       56       Senior Vice President Finance and Chief Financial Officer
Raymond D. Stapleton                59       Senior Vice President of ESSC Market Development
Karen M. Morinelli                  43       Vice President, Human Resources
B. Garrett Buttner                  50       Vice President and General Manager, Annuities
Joseph Costabile                    43       Chief Operating Officer, Enterprising Service Solutions
Harold L. McIlroy                   60       Chief Operating Officer, Document Solutions

Mr. Winn joined the Company in April 1990 as President and Chief Executive Officer and became a director in May 1990. Previously, Mr. Winn was employed by IBM Corporation.

Mr. Gale joined the Company as Senior Vice President Finance and Chief Financial Officer in August 1991. Previously Mr. Gale was employed by General Foods Corporation.

Mr. Stapleton has served the Company and its predecessor, G.E., in various capacities for over 30 years. Currently, he serves as Senior Vice President for Market Development for Enterprising Service Solutions.

Ms. Morinelli was appointed Vice President, Human Resources in December 1996. Previously Ms. Morinelli was employed by Brown and Williamson for two years.

Mr. Buttner was appointed Vice President and General Manager, Supplies Business in April 1993. He has served the Company and its predecessor, G.E., in various capacities.

Mr. Costabile was appointed Chief Operating Officer, Enterprising Service Solutions in June 1998 after joining the Company. He had previously been Vice President of the Americas for CVSI, Inc.

Mr. McIlroy was appointed Chief Operating Officer, Document Solutions in April 1998 after joining the Company October 1991 and serving in various operations management capacities. Mr. McIlroy had previously been employed by IBM Corporation.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Stock Trading:

GENICOM's common stock is quoted and traded on the Nasdaq National Market System (Symbol: GECM). As of January 29, 1999 there were approximately 649 shareholders of record. The following table sets forth, for the periods indicated, the high and low closing prices per share of GENICOM common stock as reported by Nasdaq:

                                                   1998                                    1997
                                       -------------------------------        --------------------------------
                                            High              Low                  High               Low
                                       -------------    --------------        --------------    --------------
          First Quarter               $     12.938     $       8.500         $        5.500    $        3.563
          Second Quarter                    12.750             3.469                  6.313             4.375
          Third Quarter                      5.063             2.125                 13.750             6.688
          Fourth Quarter                     3.313             2.063                 15.375            10.500

GENICOM has not paid a cash dividend on its common stock. The Company's current financing agreement with NationsBank, as agent for a group of banks, prohibits the payment of dividends; thus, the Company does not anticipate paying cash dividends in the foreseeable future. In April 1999, the Company issued 1 million callable stock warrants with a price of $1.94 to NationsBank of Texas, N.A., as agent for a group of banks (see "Banking Arrangements", Management's Discussion and Analysis).

ITEM 6.  SELECTED FINANCIAL DATA

The information is set forth below:
GENICOM CORPORATION AND SUBSIDIARIES
FIVE YEAR FINANCIAL HISTORY

Fiscal year, (1)                                        1998             1997             1996            1995            1994
                                                     ------------    -------------    ------------    ------------    ------------
(In thousands, except per share and other data)
INCOME STATEMENT DATA:

Revenues                                           $     452,540   $      421,128   $     303,258   $     294,052   $     233,797
Operating costs and expenses (2)                         464,518          404,870         300,054         278,874         224,629
                                                     ------------    -------------    ------------    ------------    ------------
Operating (loss) income                                  (11,978)          16,258           3,204          15,178           9,168
Interest expense, net                                     11,115            7,092           4,903           7,741           7,458
Other income (3)                                                                              122                           1,908
                                                     ------------    -------------    ------------    ------------    ------------
(Loss) income before income taxes and
  extraordinary item                                     (23,093)           9,166          (1,577)          7,437           3,618
Income tax (benefit) expense                              (1,034)           1,308          (3,658)          1,285           1,048
                                                     ------------    -------------    ------------    ------------    ------------
(Loss) income before extraordinary item                  (22,059)           7,858           2,081           6,152           2,570
Extraordinary loss (4)                                                                       (422)
                                                     ------------    -------------    ------------    ------------    ------------
Net (loss) income                                  $     (22,059)  $        7,858   $       1,659   $       6,152   $       2,570
                                                     ============    =============    ============    ============    ============

(Loss) earnings per share (diluted)
  (Loss) income before extraordinary item          $       (1.91)  $         0.63   $        0.17   $        0.51   $        0.23
Extraordinary loss                                                                          (0.03)
                                                     ------------    -------------    ------------    ------------    ------------
Net (loss) income                                  $       (1.91)  $         0.63   $        0.14   $        0.51   $        0.23
                                                     ============    =============    ============    ============    ============
Weighted average shares (diluted)                         11,540           12,570          12,168          12,056          11,416
                                                     ============    =============    ============    ============    ============

BALANCE SHEET DATA:

  Working capital                                  $      75,406   $       66,190   $      36,091   $      34,530   $      40,780
  Total assets                                           229,977          250,049         186,079         161,539         127,267
  Total debt obligations                                 112,936           93,463          54,553          51,544          47,563
  Stockholders' equity                                    24,617           45,396          37,591          34,533          28,083

OTHER DATA (UNAUDITED):

Employees (5)                                              1,511            1,749           1,671           1,638           2,382
Price range per common share:
  Low                                              $       2.063   $        3.563   $       3.375   $       2.000   $       1.000
  High                                                    12.938           15.375           7.125           5.875           3.250

(1) The Company's fiscal year ends on the Sunday nearest December 31. Accordingly, the Company is reporting for 52-weeks for 1994-1997 and 53-weeks for 1998.
(2) In addition, includes $1.2 million for acquisition related charges in 1995. In 1996, the Company recognized $5.7 million for restructuring and environmental charges and $1.5 million gain on the sale of its Mexican subsidiary. In 1997, the Company recorded $2.5 million for a loss on relays and DEC contract costs. In 1998, the Company wroteoff $15 million of goodwill.
(3) The Company recognized a gain of $0.9 million from the sale of its investment in a Belgian printer development and manufacturing company in 1994. The Company also recognized a gain of $1.0 million on the early extinguishment of $9.2 million principal amount of its Senior Subordinated Notes in 1994.
(4) In 1996, the Company recognized an extraordinary loss on the extinguishment of the balance of its Senior Subordinated Notes of $0.4 million, net of $0.3 million of taxes.
(5) Substantial staff reductions occurred in 1995 as a result of the service agreement with ADC.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GENERAL

GENICOM Corporation ("GENICOM" or the "Company") operated through two distinct segments. The Company printer business (Document Solutions company) develops, manufactures, and distributes high performance printers, supplies, and related products. GENICOM's service business (Enterprising Service Solutions company) provides integrated network solutions that include professional services (consulting, network integration and support), maintenance (onsite) repair, and logistics and depot repair (offsite). In November 1997, the Company sold its relay product line. The production and sales of relay products, which comprised less than 10% of consolidated revenue, operating income and assets, are included with the Document Solutions company.

NET REVENUE

For 1998, revenues were $452.5 million, an increase of 7.5% from 1997. The increase in revenue was primarily the result of the Company's agreements with Digital Equipment Corporation ("DEC") entered into in August 1997 and the acquisition of certain assets and selected liabilities of Novadyne Computer Systems, Inc. in November 1997. The Documents Solutions company ("DSC") had revenue totaling $300.7 million in 1998, an increase of 7.8% from 1997, excluding relay revenue, principally attributable to the DEC agreements. Enterprising Service Solutions company ("ESSC") revenue increased $23.9 million to $151.9 million. This 18.7% increase primarily resulted from the Novadyne acquisition increasing field service revenue $11.7 million from 1997 and increased integration business in Canada where revenue increased $5.4 million from 1997.

The consolidated revenue was $421.1 million and $303.3 million for the fiscal years ended December 28, 1997 and December 29, 1996. For the fiscal year ended December 28, 1997, revenue was 38.9% higher than for the fiscal year ended December 29, 1996. The increase in revenue for 1997 was primarily attributable to the Texas Instruments acquisition and the DEC agreements. Relay revenues were $14.3 million for 1997 and $13.6 million for 1996.

ORDER BACKLOG

Order backlog was $40.6 million at January 3, 1999, a decrease of $4.3 million or 9.6% from December 28, 1997. Order backlog decreased $11.8 million or 20.8% at year end 1997 as compared with 1996. The decrease in order backlog in 1998 is primarily attributable to decreased level of orders for supplies and spare parts in DSC. In 1997, the order backlog decreased principally due to the sale of the relay product line. The backlog reflects only fixed-price contracts for all orders associated with service, systems integration and those orders for printers, spare parts and supplies for which a delivery date within approximately six months has been specified by the customer. The Company's backlog as of any particular date should not be the sole measurement used in determining sales for any future period.

GROSS MARGIN

Gross margin, as a percentage of revenue, declined to 21.9% in 1998, as compared to 23.1% 1997, primarily due to the change in the sales mix in DSC. Partially offsetting this decline, ESSC's gross margin, as a percent of revenue, increased principally due to cost reduction. In 1997 gross margin decreased as compared to 1996 due to the several factors including lower margins associated with DEC products, foreign exchange and start up costs related to the Louisville depot.

OPERATING EXPENSES

Operating expenses in 1998 increased in actual dollars and as a percentage of revenue over 1997. As a percentage of revenue, operating expenses increased to 21.2%, excluding a $15 million write-off of goodwill, compared to

19.2% in 1997. The absolute dollar increase in operating expense primarily related to elevated levels of spending needed to support the higher revenue including revenue from the product lines associated with the DEC agreements, increased compensation and benefits expense and engineering expense for development costs related to new travel and nonimpact printer products.

During the second quarter of 1998, based upon review of long-lived assets, the Company determined that the value of goodwill associated with the acquisition of Centronics, Printer Systems Corporation and Harris Adacom was impaired. In accordance with FAS 121, during the second fiscal quarter of 1998, the Company took a pre-tax charge associated with this impairment of approximately $15 million.

Operating expenses in 1997 were 19.2% of revenue, as compared with 22.3% 1996. In total dollars, operating expenses increased in 1997 as compared to 1996 due to elevated levels of spending needed to support higher revenue from the Texas Instruments acquisition and the DEC agreements, increased compensation and benefits and engineering expense for development costs related to the travel products acquired through Texas Instruments and product development under the DEC agreements.

OPERATING INCOME

The Company's operating income decreased $13.2 million, excluding the $15 million write-off of goodwill, in 1998 as compared to 1997 as a result of lower margins in DSC described above and the underutilization of the Louisville depot. Operating income increased $13.1 million in 1997 as compared to 1996 as a result of increased revenue from the Texas Instruments acquisition and the DEC agreements, which were partially offset by DEC agreement costs and the loss associated with the sale of the Relays product line.

INTEREST EXPENSE

Interest expense increased 56.7% or $4.0 million in 1998, as compared to 1997, as a result of the higher level of borrowing needed to support the working capital needs of the business, higher development costs associated with new product introductions and capital expenditures for new business systems. In addition, with the new amendment to the credit agreement in July 1998, the Company paid a slightly higher interest rate for its debt than in 1997.

The increase in interest expense in 1997 of $2.2 million from 1996 was a result a higher level of debt needed to support the working capital needs of the business and the DEC agreements.

INCOME TAX

The Company's effective income tax rate for fiscal year 1998 was (4.5)% which differs from the statutory rate due to nondeductible goodwill write-offs and increases to the valuation allowance. The valuation allowance at January 3, 1999 relates primarily to the tax benefit of foreign net operating loss carryforwards (primarily Italy, Australia, and Canada) and domestic long term deferred tax assets. During the fourth quarter of 1998, the Company increased the valuation allowance by $4.0 million on domestic long term deferred tax assets due to uncertainties regarding their ultimate recoverability. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that temporary differences are expected to be available to reduce taxable income. The allowance reduces deferred tax assets to an amount that is more likely than not to be realized. At January 3, 1999, the Company has net operating loss carryforwards to reduce future taxable income in the United States of approximately $4.3 million.

The effective tax rate for 1997 was 14.3% and (232.0)% for 1996. The rates in 1997 and 1996 were affected by reversals of valuation allowances associated with the Company's deferred tax assets. Such assets were previously partially reserved due to uncertainties regarding their ultimate recoverability. The benefits were recorded based upon management's estimates of amounts which were expected to be recoverable through future earnings or reversals of temporary differences.

During 1997 and 1996, the Company recorded deferred tax benefits of approximately $2.4 million and $3.6 million, respectively, relating to the reversal of a portion of the Company's valuation allowance for its foreign and domestic deferred tax assets, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased to $75.4 million in 1998 from $66.2 million in 1997. The 1998 increase was primarily the result of a decrease in accounts payable and an increase in prepaid expenses, as partially offset by accounts receivable and inventory decreases. The decrease in payables and inventory was the result of a plan to lower inventory, increase inventory turns and control operating expenses. The Company's current ratio was 1.9 to 1 at the end of fiscal year 1998, compared to 1.6 to 1 at the end of fiscal year 1997. Cash and cash equivalents increased $0.3 million from December 28, 1997 to January 3, 1999.

Net cash provided by operations was $6.6 million during 1998. The major sources of cash were decreases in accounts receivable and inventory. As stated above, the Company has a plan in place to reduce inventory. Net cash used by operations was $4.1 million in 1997, as compared to $33.0 million of cash generated by operations in 1996. The 1997 increased usage was primarily the result of increases in working capital to support higher levels of revenue primarily as a result of the DEC agreements and Novadyne acquisition.

In 1997, the Company invested $17.3 million in the purchase of certain assets and selected liabilities of Novadyne Computer Systems, Inc. (see "Notes to Consolidated Financial Statements") and $3.4 million associated with the DEC agreements. The Company spent another $20.3 million in capital expenditures which included $6.1 million for hardware and software related to the Company's new business system. Approximately $8 million of goodwill was recorded as a consequence of the Novadyne Computer Systems, Inc. acquisition. With regards to restructuring the service business, the Company spent approximately $5.6 million in cash in 1997.

Earnings before interest, taxes, depreciation and amortization, excluding the $15 million write-off of goodwill, were $24.3 million, $36.5 million and $16.1 million in 1998, 1997, and 1996, respectively for DSC. The corresponding numbers for ESSC, were $0.8 million, $(1.3) million and $5.1 million in 1998, 1997, and 1996, respectively. Of the $15 million of goodwill written off in 1998, $6.8 million related to DSC and $8.2 million related to ESSC.

The Company's fiscal 1999 operating plan calls for a reduction to current inventory and accounts receivable levels, improvement to gross margins, selling, general and administrative expense reductions, increased productivity, reduced capital expenditures, introduction of new product lines, increased consumable sales, and a return to profitability. The current debt facilities or similar levels of replacement financing are required in order to execute the fiscal 1999 operating plan, which has the Company in compliance with all covenants of the current credit facilities as amended on April 2, 1999 (see "Banking Arrangements" below).

The Company is subject to the risk that it will not achieve the objectives of its fiscal 1999 operating plan and therefore, not comply with the amended covenants of its debt facilities. If the Company is unable to comply with the amended covenants, obtain waivers or obtain adequate replacement financing it will have a material adverse effect on the Company.

BANKING ARRANGEMENTS

On January 12, 1996, the Company reached an agreement with NationsBank of Texas, N.A., as agent for a group of banks, ("NationsBank") on $75 million of credit facilities. Under the agreement, NationsBank provided a $35 million revolving credit facility and two term loans totaling $40 million. The Company initially used borrowing under this credit agreement to retire all the debt associated with its former credit agreement with CIT and to retire all of the Company's outstanding senior subordinated notes. In a separate transaction, the Company entered into an interest rate swap arrangement with NationsBank which fixes the interest rate for five years on a substantial portion of the debt. The fixed rate at the time the agreement was executed averaged 8.25%. In May 1996, the Company renegotiated the term of the interest rate swap, decreasing the term from five to three years. As a result of the term change, the Company received a payment of $530,000 resulting in a gain which is being amortized to income over the remaining life of the Company term loans. On September 30, 1996, the Company and

NationsBank amended the credit facilities. This amendment redefined the financial covenants and adjusted the interest rates as well as the principal payments under the agreement. On July 3, 1997, the Company and NationsBank further amended the credit agreement to increase the Company's revolving credit line from $35 million to $40 million. Other terms and conditions of the credit agreement generally remained unchanged.

On September 5, 1997, the Company again amended and restated its credit agreement with NationsBank, increasing its total credit facility to $110 million from $80 million. The Company used part of the proceeds from the credit facilities to repay a $9 million note to Texas Instruments. The term notes totaled $55 million with maturities of 5 and 7 years and the revolving credit line was increased from $40 million to $55 million. The financial covenants for the facility were redefined. The Company entered into a new interest rate swap which fixed the interest rate on $37.5 million of debt for a term of three years. The fixed rate at the time the amendment was executed was approximately 8.5%. The revolving credit facility was increased to $70 million in October 1997 when commitments from additional lenders were received thereby increasing the total credit facilities to $125 million. The facility is collateralized by substantially all of the Company's assets. The revolving credit facility matures September 5, 2002.

At the end of the first fiscal quarter of 1998, the Company fell short of meeting the Consolidated Funded Debt Coverage Ratio and the Consolidated Fixed Charges Coverage Ratio as required by the credit agreement due principally to higher levels of capital expenditures in ESSC and low earnings. NationsBank waived the requirement for that quarter.

On July 2, 1998, the Company and NationsBank amended the credit agreement. The amendment adjusted the Company's required financial covenants until the end of 1998, limited capital expenditures to a maximum of $27 million for 1998, adjusted the borrowing base percentages until the end of 1998 (allowing the Company increased borrowing ability) and adjusted the interest rate upwards 1.50% on the incremental increased borrowing against the higher base.

On November 12, 1998, the credit agreement was again amended. The amendment extended the increased borrowing base percentages through February 15, 1999 and adjusted the financial covenants for the fourth quarter of 1998.

On February 11, 1999, a further amendment to the credit agreement took effect. This amendment retained the increased borrowing base though April 5, 1999 and pledged 65% of the shares in the Company's Canadian subsidiary as additional collateral.

On April 2, 1999, an additional amendment (Amendment 7) to the credit agreement extended the increased borrowing base until June 2000 and changed the financial covenants to 1) minimum earnings before charges for interest, state, federal and municipal income taxes, depreciation, and amortization, 2) minimum net worth requirements, and 3) limits 1999 capital expenditures to approximately $19 million. In addition, the Company will be able to borrow $10 million for short term liquidity, which can be repaid on September 30, 1999 or extended on a quarterly basis with consideration of 0.5% of the liquidity facility outstanding. The interest rate on the revolver and the additional $10 million is 3.5% above LIBOR on Eurodollar loans.

In exchange for Amendment 7, the Company agreed to pay an amendment fee of $1.2 million upon the earlier of the payment in full of the credit facilities and cancellation of all commitments or the acceleration by NationsBank of the Company's obligations. The Company has further agreed to pay a continuation fee on the last day of each fiscal quarter beginning with the fourth quarter of fiscal year 1999 until the obligations are paid. The continuation fee shall equal 0.5% of all obligations outstanding on the last day of such fiscal quarter. NationsBank will receive the rights to purchase warrants for one million shares of GENICOM common stock at $1.94 per share. The warrants have callable rights through March 31, 2000. Amendment 7 reduces NationsBank revolving credit commitment to $62 million at the end of the first fiscal quarter of 1999, $61 million at the end of the second fiscal quarter of 1999, $58 million at the end of the third fiscal of 1999, and $52 million at the end of fiscal 1999. The amount of the revolver outstanding at January 3, 1999 was $59 million.

It is the Company's goal to replace its current credit agreement with other financing more suited to its cash and business needs.

ENVIRONMENTAL MATTERS

The Company and the former owner of its Waynesboro, Virginia facility, General Electric Company ("G.E."), have generated and managed hazardous wastes at the facility for many years as a result of their use of certain materials in manufacturing processes. The Company and the United States Environmental Protection Agency ("EPA") have agreed to a corrective action consent order (the "Order"), which became effective on September 14, 1990. The Order requires the Company to undertake an investigation of solid waste management units at its Waynesboro, Virginia facility and to conduct a study of any necessary corrective measures that may be required. The investigative work under the Order was completed in December 1997 and the Company submitted a final investigative report to the EPA. The EPA has not yet formally responded to the report, although the EPA has stated informally that it may require additional investigative work. Although not required by the Order, the Company has agreed to install and operate an interim ground water stabilization system, subject to EPA approval of the system design. The interim groundwater stabilization program may be chosen as the final remedy for the site, or additional corrective measures may eventually be required. It is not possible to reliably estimate the costs that any such possible additional corrective measures would entail. However, if additional corrective measures are required, the Company expects that it will enter into discussion with the EPA concerning their scope and a further order for that purpose.

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

OTHER MATTERS

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

In August 1997, ADC filed a Demand for Arbitration with the American Arbitration Association seeking a legal interpretation of the pricing provisions in the agreement between ADC and the Company. The Company filed a counterclaim against ADC. Ogden Services Corporation and ADC then filed a counterclaim against the Company. On July 4, 1998, the Company, ADC and Ogden Services Corporation settled the arbitration. Primary settlement terms included settlement of all claims and counterclaims in the arbitration, a $2.1 million payment to ADC for which the Company was fully reserved, a price increase effective for shipments after August 15, 1998, and a guarantee of orders for one year. ADC is continuing as a supplier for the Company.

YEAR 2000

GENICOM is taking an active approach to address computer issues associated with the onset of the new Millennium - specifically, the impact of the possible failure of computer systems and computer driven equipment due to the digit rollover to the year 2000. The Year 2000 problem is pervasive and complex as virtually every IT and non-IT system could be affected in some way by the rollover of the two-digit year value from 99 to 00. The issue is whether computer systems or embedded technology will properly recognize date sensitive information when the year changes to 2000. IT and non-IT systems that do not properly recognize such information could generate erroneous data or cause failures.

If not properly addressed, the Year 2000 problem could result in failures in Company computer systems or items with embedded systems, or the computer systems or equipment of third parties with whom the Company deals worldwide. Any such failures of the Company's and/or third parties' IT and non-IT systems could have a material impact on the Company's ability to conduct business.

Since 1996, the Company has been identifying and seeking to minimize its exposure to the Year 2000 problem. In 1996, the Company began expending significant funds under contracts with EDS to replace the majority of its internal computer system. During this process, the Company has required third party vendors to make representations that the components of the new systems and related software are Year 2000 compliant. The replacement equipment is scheduled to be completely installed and tested by the end of the third quarter of 1999. As a result, the Company does not anticipate Year 2000 problems with its internal systems. The approximately $20 million cost of the replacement system is being capitalized by the Company. The Company has incurred approximately $15.3 million through January 3, 1999 associated with this replacement system.

Management has also considered whether the Year 2000 problem will affect the products or services provided by the Company to its customers. Because the Company's printer products do not contain date sensitive embedded software and do not manipulate, calculate, convert, compare, sequence or present any date data, these products should not present Year 2000 compliance issues. The Company does, through its Enterprising Service Solutions company, resell and install computer software that could be susceptible to Year 2000 problems. The Company's practice is to disclaim responsibility for Year 2000 compliance relating to third party software.

At this time, GENICOM is actively working to ensure that foreseeable Year 2000 related computer problems related to Company computer systems and products are effectively addressed. The Company does not expect that the commitment of resources to study and correct internally any Year 2000 problems to result in the delay of its projects or product development.

The Company is currently reviewing vendor and customer compliance as well as items that may be affected by embedded systems such as manufacturing and telephone equipment. This review is expected to be completed by May 1999. The review includes inquiries of vendors and customers related to their Year 2000 compliance. The cost of implementing the plan or the financial impact of customers, vendors, or embedded systems that are not compliant has yet to be determined. Once the Company has sufficient information available to do so, it intends to analyze its most reasonably likely worst case scenario and develop contingency plans.

The Company cannot estimate or predict the potential adverse consequences, if any, that could result from a third party failure to effectively address this issue or failure of certain equipment and is unable to predict if those parties' noncompliance or equipment failure will have a material adverse effect on earnings.

EURO CONVERSION

On January 1, 1999, the exchange rates of eleven countries (Germany, France, the Netherlands, Austria, Italy, Spain, Finland, Ireland, Belgium, Portugal, and Luxembourg) were fixed amongst one another and became the currencies of the EURO. The currencies of the eleven countries will remain in circulation until mid-2002. The

EURO currency will be introduced on January 1, 2002. The Company does not expect future balance sheets and statements of earnings and cash flows to materially impacted by the EURO conversion.

This annual report on Form 10-K for the year ended January 3, 1999, as well as other public documents of the Company, contain forward-looking statements which involve risks and uncertainties. The Company's actual results may differ materially from those discussed in such forward-looking statements. Terms such as "believes", "expects", "plans", "intends", "estimates", or "anticipates", and variations of such words and similar expressions are intended to identify such forward looking statements. In addition to factors that may be described in the Company's filings with the Securities and Exchange Commission, including this filing, the following factors, among others, could cause the Company's results to differ materially from those expressed in any forward-looking statements made by the Company: changes in hardware and software technology, changing economic conditions in the North American and Western European markets, the anticipation of growth of certain market segments and the positioning of the Company's products and services in those segments, service customers whose business is declining, seasonality in the buying cycles of certain of the Company's customers, the timing of product announcements by the Company or its competitors, the release of new or enhanced products and services by the Company or its competitors, the introduction of competitive products and services by existing or new competitors, access to and development of product rights and technologies, changes in the costs of production of the Company's products and services, the management of growth, the Company's cash needs, the Company's performance under the DEC agreements, the Company's ability to reach an appropriate level of operating efficiency in the services group, Year 2000 issues, GENICOM's ability to retain highly skilled technical, managerial, and sales and marketing personnel, and possible litigation related to the Company's operations, including litigation arising under various environmental laws.

ITEM 7A. MARKET RISK

The Company is exposed to the impact of interest rate and foreign currency risk. In the normal course of business, the Company employs established policies and procedures to manage its exposure to changes in interest rates and fluctuations in the value of foreign currencies using a variety of financial instruments.

The Company's objective in managing its exposure to interest rate changes is to limit the impact of interest rate changes to earnings and cash flows and to lower its overall borrowings costs. To achieve its objectives, the Company primarily uses an interest rate swap to manage net exposure to interest rate changes related to its credit facility.

International revenues from the Company's foreign subsidiaries were approximately 34% of total revenue. International sales are made mostly from the Company's foreign subsidiaries in their respective countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

The Company's international business is subject to risks typical of an international business including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors.

The Company's exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States are charged to the Company's foreign subsidiaries. The Company is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, those results, when translated, may vary from expectations and adversely impact overall expected profitability.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                    GENICOM CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF INCOME

                                                                     JANUARY 3,            December 28,          December 29,
Year Ended,                                                            1999                   1997                   1996
(In thousands, except per share data)                             ----------------      ----------------       ----------------

REVENUES, NET:
   Products                                                     $         300,666     $         293,166      $         182,707
   Services                                                               151,874               127,962                120,551
                                                                  ----------------      ----------------       ----------------
                                                                          452,540               421,128                303,258
                                                                  ----------------      ----------------       ----------------
OPERATING COSTS AND EXPENSES:
   Cost of revenues:
     Products                                                             215,442               204,179                127,678
     Services                                                             138,153               119,768                104,611
   Selling, general and administration                                     79,468                64,651                 55,079
   Engineering, research and product development                           16,455                13,779                  8,505
   Unusual items                                                           15,000                 2,493                  4,181
                                                                  ----------------      ----------------       ----------------
                                                                          464,518               404,870                300,054
                                                                  ----------------      ----------------       ----------------

OPERATING (LOSS) INCOME                                                   (11,978)               16,258                  3,204
Interest expense, net                                                      11,115                 7,092                  4,903
Other income                                                                                                               122
                                                                  ----------------      ----------------       ----------------
(LOSS) INCOME BEFORE INCOME TAXES                                         (23,093)                9,166                 (1,577)
Income tax (benefit) expense                                               (1,034)                1,308                 (3,658)
                                                                  ----------------      ----------------       ----------------

NET (LOSS) INCOME BEFORE EXTRAORDINARY ITEM                               (22,059)                7,858                  2,081
Extraordinary item - Loss on extinguishment of
  debt, net of taxes of $258                                                                                              (422)
                                                                  ----------------      ----------------       ----------------

NET (LOSS) INCOME                                               $         (22,059)    $           7,858      $           1,659
                                                                  ================      ================       ================

(LOSS) EARNINGS PER COMMON SHARE, BASIC:
  (Loss) income before extraordinary item                       $           (1.91)    $            0.71      $            0.19
  Extraordinary item                                                                                                     (0.04)
                                                                  ----------------      ----------------       ----------------
  Net (loss) income                                             $           (1.91)    $            0.71      $            0.15
                                                                  ================      ================       ================

(LOSS) EARNINGS PER COMMON SHARE ASSUMING DILUTION:
  (Loss) income before extraordinary item                       $           (1.91)    $            0.63      $            0.17
  Extraordinary item                                                                                                     (0.03)
                                                                  ----------------      ----------------       ----------------
  Net (loss) income                                             $           (1.91)    $            0.63      $            0.14
                                                                  ================      ================       ================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING (BASIC)                                                      11,540                11,074                 10,933
                                                                  ----------------      ----------------       ----------------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND
  DILUTIVE SHARES (DILUTED)                                                11,540                12,570                 12,168
                                                                  ----------------      ----------------       ----------------

The accompanying notes are an integral part of these statements.

                     GENICOM CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                                                     JANUARY 3,                   December 28,
(In thousands, except share data)                                                       1999                          1997
                                                                                 -------------------          -------------------
ASSETS

CURRENT ASSETS:

   Cash and cash equivalents                                                   $              4,894         $              4,622
   Accounts receivable, less allowance for
    doubtful accounts of $5,716 and $4,470, respectively                                     83,893                       89,692
   Other receivables                                                                          2,714                        3,252
   Inventories                                                                               59,617                       67,553
   Prepaid expenses and other assets                                                         12,664                        8,390
                                                                                 -------------------          -------------------
      TOTAL CURRENT ASSETS                                                                  163,782                      173,509
Property, plant and equipment, net                                                           45,459                       36,146
Goodwill                                                                                     15,965                       33,800
Intangible assets                                                                             4,581                        6,049
Other assets                                                                                    190                          545
                                                                                 -------------------          -------------------
      TOTAL ASSETS                                                             $            229,977         $            250,049
                                                                                 ===================          ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Current portion of long-term debt                                           $              7,936         $              6,391
   Accounts payable and accrued expenses                                                     67,096                       84,578
   Deferred income                                                                           13,344                       16,350
                                                                                 -------------------          -------------------
      TOTAL CURRENT LIABILITIES                                                              88,376                      107,319
Long-term debt, less current portion                                                        105,000                       87,072
Other non-current liabilities                                                                11,984                       10,262
                                                                                 -------------------          -------------------
      TOTAL LIABILITIES                                                                     205,360                      204,653
                                                                                 -------------------          -------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

   Common stock, $0.01 par value; 18,000,000 shares authorized,
    11,581,668 and 11,365,750 shares issued and outstanding, respectively                       116                          114
   Additional paid-in capital                                                                29,216                       26,959
   Retained earnings                                                                         (2,039)                      20,020
   Accumulated other comprehensive loss                                                      (2,676)                      (1,697)
                                                                                 -------------------          -------------------
      TOTAL STOCKHOLDERS' EQUITY                                                             24,617                       45,396
                                                                                 -------------------          -------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $            229,977         $            250,049
                                                                                 ===================          ===================

The accompanying notes are an integral part of these financial statements.

                     GENICOM CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


Year ended,                                                                    JANUARY 3,         December 28,       December 29,
(In thousands)                                                                    1999                1997               1996
                                                                            ---------------     ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net (loss) income                                                       $       (22,059)    $         7,858    $         1,659
   Adjustments to reconcile net (loss) income to cash
    provided by (used in) operating activities:
      Depreciation                                                                  14,401              13,664             14,166
      Amortization                                                                   7,679               5,303              3,706
      Loss on early extinguishment of notes                                                                                   422
      Gain on sale of Genicom de Mexico                                                                                    (1,481)
      Loss on Relays sale                                                                                  754
      Write-off of goodwill                                                         15,000
      Restructuring accrual                                                                             (5,637)             4,183
      Environmental accrual                                                                                                 1,479
      Deferred tax benefit                                                             534                 364             (7,186)
      Changes in assets and liabilities, net of assets acquired and liabilities assumed
         Accounts receivable                                                         4,837             (21,050)             1,544
         Inventories                                                                 6,656             (23,925)            10,916
         Accounts payable and accrued expenses                                     (15,275)             17,687              3,489
         Other                                                                      (5,128)                845                 69
                                                                            ---------------     ---------------    ---------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                  6,645              (4,137)            32,966
                                                                            ---------------     ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for businesses, net of cash acquired                                                       (14,131)           (18,233)
   Additions to property, plant and equipment                                      (20,523)            (20,329)           (11,809)
   Digital Equipment Corporation agreements                                                             (3,373)
   Proceeds from Relays sale                                                                             4,798
   Proceeds from sale of Genicom de Mexico                                                                                  3,950
   Proceeds from sale of equipment                                                                         350
   Other investing activities                                                       (2,995)               (932)              (259)
                                                                            ---------------     ---------------    ---------------
NET CASH USED IN INVESTING ACTIVITIES                                              (23,518)            (33,617)           (26,351)
                                                                            ---------------     ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings on long-term debt                                                     35,262              77,349             70,609
   Payments on long-term debt                                                      (15,789)            (38,439)           (76,120)
   Bank overdraft                                                                   (2,172)               (435)             2,607
   Stock option exercises                                                              312                 523                165
   Other financing activities                                                         (308)             (1,595)            (2,372)
                                                                            ---------------     ---------------    ---------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                 17,305              37,403             (5,111)

Effect of exchange rate changes on cash and cash equivalents                          (160)               (893)                91
                                                                            ---------------     ---------------    ---------------

Net increase (decrease) in cash and cash equivalents                                   272              (1,244)             1,595
Cash and cash equivalents at beginning of year                                       4,622               5,866              4,271
                                                                            ---------------     ---------------    ---------------
Cash and cash equivalents at end of year                                   $         4,894     $         4,622    $         5,866
                                                                            ===============     ===============    ===============


Cash paid (received) during the year for:
   Income taxes                                                            $          (925)    $         1,727    $         2,724
   Interest                                                                         10,805               5,398              6,349

The accompanying notes are an integral part of these financial statements.

                      GENICOM CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



For the years ended January 3, 1999, December 28, 1997, and December 29, 1996 (In thousands)




                                                                      Common Stock                          Additional
                                                        ------------------------------------------            Paid-in
                                                             Shares                   Amount                  Capital
                                                        -----------------        -----------------        -----------------
BALANCE AS OF DECEMBER 31, 1995                                   10,839       $              108       $           26,023

Exercise of stock options                                            144                        2                      417

Net income

Cumulative translation adjustment

Pension liability adjustment

Total comprehensive income

                                                        -----------------        -----------------        -----------------

BALANCE AS OF DECEMBER 29, 1996                                   10,983                      110                   26,440

Exercise of stock options                                            383                        4                      519

Net income

Cumulative translation adjustment

Total comprehensive income

                                                        -----------------        -----------------        -----------------

BALANCE AS OF DECEMBER 28, 1997                                   11,366                      114                   26,959

Exercise of stock options/stock purchase plan                        216                        2                    2,257

Net loss

Cumulative translation adjustment

Pension liability adjustment

Total comprehensive loss

                                                        -----------------        -----------------        -----------------

BALANCE AS OF JANUARY 3, 1999                                     11,582       $              116       $           29,216
                                                        -----------------        -----------------        -----------------

                                                                                 Accumulated Other
                                                                            Comprehensive Income (Loss)
                                                                         ----------------------------------
                                                                            Foreign          Additional
                                                        Retained            Exchange          Pension
                                                        Earnings           Translation       Liability               Total
                                                     ---------------     --------------     ---------------     --------------
BALANCE AS OF DECEMBER 31, 1995                    $         10,503    $        (1,331)   $           (770)   $        34,533

Exercise of stock options                                                                                                 419

Net income                                                    1,659

Cumulative translation adjustment                                                  210

Pension liability adjustment                                                                           770

Total comprehensive income                                                                                              2,639

                                                     ---------------     --------------     ---------------     --------------

BALANCE AS OF DECEMBER 29, 1996                              12,162             (1,121)                  -             37,591

Exercise of stock options                                                                                                 523

Net income                                                    7,858

Cumulative translation adjustment                                                 (576)

Total comprehensive income                                                                                              7,282

                                                     ---------------     --------------     ---------------     --------------

BALANCE AS OF DECEMBER 28, 1997                              20,020             (1,697)                  -             45,396

Exercise of stock options/stock purchase plan                                                                           2,259

Net loss                                                    (22,059)

Cumulative translation adjustment                                                 (185)

Pension liability adjustment                                                                          (794)

Total comprehensive loss                                                                                              (23,038)

                                                     ---------------     --------------     ---------------     --------------

BALANCE AS OF JANUARY 3, 1999                      $         (2,039)   $        (1,882)   $           (794)   $        24,617
                                                     ---------------     --------------     ---------------     --------------

The accompanying notes are an integral part of these financial statements.

GENICOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

GENICOM Corporation (the "Company") is an international supplier of network integration services, multivendor service and printers. The Company's Enterprising Service Solutions company provides integrated network solutions which include network integration, professional services and help desk support, in addition to GENICOM branded and multivendor on-site and off-site product repair and parts sales. The Company's Document Solutions company designs and markets a wide range of computer printer technologies for general purpose and travel industry applications.

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

Fiscal Year

The Company's fiscal year ends on the Sunday nearest December 31. Accordingly, the Company is reporting for the 53-week period ended January 3, 1999 and the 52-week periods ended December 28, 1997 and December 29, 1996, referred to as 1998, 1997, and 1996, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Inventories

Inventories are stated at the lower of cost, determined on the first-in first-out method, or market.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is calculated using the straight-line method for financial reporting purposes based on estimated lives at acquisition date (generally 10 to 25 years for buildings and 18 months to 10 years for machinery and equipment). The cost of assets retired or otherwise disposed of, and the accumulated depreciation thereon are removed from the accounts with any gain or loss realized upon sale or disposal charged or credited to operations. The Company capitalizes software purchase and development costs related to its computerized financial and business systems. Amortization of these costs are recorded over their estimated economic life of 60 to 72 months.

Significant improvements are capitalized, while repairs and maintenance costs are charged to operations.

Goodwill and Intangibles

Goodwill includes the excess of acquisition costs over the fair value of net assets of acquired businesses and is amortized on a straight-line basis over 5 to 7 years. Intangible assets, including patents, copyrights, trademarks, licenses and organization and financing costs, are amortized on a straight-line basis over periods ranging from 2 to 15 years. The Company assesses at each balance sheet date whether there has been a permanent impairment in the value of the respective assets. This is accomplished by determining whether projected undiscounted future cash flows from operations over the remaining life exceed the net book value of the assets as of the balance sheet date. Impairments are measured based on the fair value of the assets (see "Note 3"). The aggregate amount of accumulated amortization for goodwill and intangibles was $18.3 million and $24.1 million at January 3, 1999 and December 28, 1997, respectively.

Research and Development Costs and Capitalized Software

Costs incurred in basic research and development are expensed as incurred. Certain costs relating to software and product development are capitalized and amortized over the estimated economic life of the product.

The Company capitalized software costs of $0.6 million and $0.4 million in 1998 and 1997, respectively. The related amortization expense was $0.3 million, $0.1 million and $0.4 million in 1998, 1997, and 1996, respectively. As of January 3, 1999 and December 28, 1997, capitalized software, net of amortization, was $0.7 million and $0.4 million, respectively.

Income Taxes

The Company accounts for income taxes under the liability method. Certain expenses are recognized in different periods for financial reporting than for Federal income tax purposes. Research and development credits are recognized as a reduction of income tax expense in the year they are recognized for Federal tax purposes. A valuation allowance reduces deferred tax assets when it is "more likely than not" that some portion or all of the deferred tax asset will not be realized. The Company does not provide deferred taxes on the undistributed earnings of its foreign subsidiaries as such earnings are intended to be permanently reinvested in those operations.

Foreign Operations

The consolidated balance sheets include foreign assets and liabilities of $60.9 million and $31.3 million as of January 3, 1999, respectively, and $73.8 million and $32.8 million as of December 28, 1997, respectively. The net effects of foreign currency transactions reflected in operations were immaterial in fiscal years 1998, 1997, and 1996.

Assets and liabilities of most of the Company's foreign operations are translated into U.S. dollars using exchange rates in effect at the balance sheet date and the results of operations are translated using the average exchange rates prevailing throughout the periods.

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

The forward exchange contracts which the Company uses as hedges are subject to off-balance sheet market risk. The Company believes that its risk due to non-performance by the other parties to these contracts is remote. The Company had $5.8 million and $5.3 million of forward exchange contracts outstanding as of January 3, 1999 and

December 28, 1997, respectively. The Company had a recognized loss of $153,000 associated with these contracts at January 3, 1999. The deferred gain associated with these contracts was $0.2 million for December 28, 1997.

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of receivables. The Company extends credit to various customers that are primarily in the computer and computer peripherals industries. These specific industries may be similarly affected by economic factors; however, the Company performs ongoing credit evaluations of its customers and establishes an allowance for doubtful accounts for specific customers that it determines to have significant credit risk. Generally, the Company does not require collateral from its customers and has, historically, not experienced significant credit-related losses.

In 1998 and 1997, GENICOM procured 29% and 28%, respectively, of its total inventory purchases from Atlantic Design Corporation ("ADC") pursuant to the agreement (see Note 11). No other supplier accounted for a significant portion of GENICOM's total 1998 purchases. In December 1995, the Company entered into a five year agreement, later extended one year, with ADC in which ADC took over the Company's manufacturing operations and employees in McAllen, Texas and Reynosa, Mexico. ADC manufactures the Company's impact printer products, printed circuit boards, related supplies and spare parts. In 1998, 1997 and 1996, there were no customers who accounted for 10% or more of external sales.

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

Comprehensive Income

Effective December 29, 1997, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Statement No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income consists of net income, foreign currency translation adjustments, and pension liability adjustments and is presented in the Consolidated Statement of Stockholders' Equity.

Recent Accounting Pronouncements

In 1998, the Company implemented Financial Accounting Standards Board Statements of Financial Accounting Nos. 131 and 132, "Disclosures about Segments of an Enterprise and Related Information" and "Employers' Disclosures about Pensions and Other Postretirement Benefits", respectively.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company will be required to adopt this new accounting standard by January 3, 2000. Management does not anticipate early adoption. The Company believes that the effect of adoption of SFAS No. 133 will not be material.

NOTE 2:   NET (LOSS) INCOME PER SHARE

Net (loss)/income per common share is computed by dividing net (loss)/income by the weighted average number of outstanding common shares for basic earnings per share and weighted average stock options outstanding plus weighted average number of outstanding common shares outstanding for diluted earnings per share. The weighted average number of shares issuable upon the exercise of outstanding stock options assumes that the applicable proceeds from such exercise are used to acquire treasury shares at the average price during the period.

(in thousands except for per share amounts)

                                                       -----------------------------------------------------------------------
                                                                           FOR YEAR ENDED JANUARY 3, 1999
                                                       -----------------------------------------------------------------------
                                                              Loss                    Shares                   Per Share
                                                       --------------------     --------------------      --------------------
BASIC EPS

Loss available to shareholders                       $             (22,059)                  11,540     $              (1.91)
                                                       --------------------     --------------------      --------------------

Weighted shares from stock options                                                                -

                                                                                --------------------

DILUTED EPS                                          $             (22,059)                  11,540     $              (1.91)
                                                       ====================     ====================      ====================

                                                       -----------------------------------------------------------------------
                                                                          For Year Ended December 28, 1997
                                                       -----------------------------------------------------------------------
                                                             Income                   Shares                   Per Share
                                                       --------------------     --------------------      --------------------
BASIC EPS

Income available to shareholders                     $               7,858                   11,074     $               0.71
                                                       --------------------     --------------------      --------------------

Weighted shares from stock options                                                            1,496

                                                                                --------------------

DILUTED EPS                                          $               7,858                   12,570     $               0.63
                                                       ====================     ====================      ====================

                                                       -----------------------------------------------------------------------
                                                                          For Year Ended December 29, 1996
                                                       -----------------------------------------------------------------------
BASIC EPS                                                    Income                   Shares                   Per Share
                                                       --------------------     --------------------      --------------------
Income available to shareholders

  before extraordinary item                          $               2,081                   10,933     $               0.19
                                                       --------------------     --------------------      --------------------

Weighted shares from stock options                                                            1,235

                                                                                --------------------

DILUTED EPS                                          $               2,081                   12,168     $               0.17
                                                       --------------------     --------------------      --------------------

BASIC EPS

Extraordinary item                                   $                (422)                  10,933     $              (0.04)
                                                       --------------------     --------------------      --------------------

Weighted shares from stock options                                                            1,235

                                                                                --------------------

DILUTED EPS                                          $                (422)                  12,168     $              (0.03)
                                                       --------------------     --------------------      --------------------

BASIC EPS

Income available to shareholders                     $               1,659                   10,933     $               0.15
                                                       --------------------     --------------------      --------------------

Weighted shares from stock options                                                            1,235

                                                                                --------------------

DILUTED EPS                                          $               1,659                   12,168     $               0.14
                                                       ====================     ====================      ====================

NOTE 3: UNUSUAL ITEMS

Based upon a second quarter 1998 review of certain long-lived assets, the Company determined that the value of goodwill associated with the acquisitions of Centronics, Printer Systems Corporation and Harris Adacom was impaired. In accordance with FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", during the second fiscal quarter of 1998, the Company took a pre-tax charge associated with this impairment of approximately $15 million. By segment, Enterprising Service Solutions' pre-tax charge was $8.2 million and Document Solutions' pre-tax charge was $6.8 million.

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

NOTE 4: BALANCE SHEET INFORMATION

Inventories consist of:

                                                                 JAN. 3,                         Dec. 28,
(in thousands)                                                    1999                             1997
                                                           --------------------            ---------------------
Raw materials                                            $               4,086           $                9,295
Work in process                                                            930                            1,994
Finished goods                                                          54,601                           56,264
                                                           --------------------            ---------------------
                                                         $              59,617           $               67,553
                                                           ====================            =====================

Property, plant and equipment consists of:

                                                                 JAN. 3,                         Dec. 28,
(in thousands)                                                    1999                             1997
                                                           --------------------            ---------------------
Land                                                     $                 580           $                  580
Buildings                                                                7,146                            7,153
Machinery and equipment                                                 81,332                           82,320
Construction in progress                                                22,074                           12,157
                                                           --------------------            ---------------------
                                                                       111,132                          102,210
Less: Accumulated depreciation                                          65,673                           66,064
                                                           --------------------            ---------------------
                                                         $              45,459           $               36,146
                                                           ====================            =====================

Construction in progress consists primarily of unclassified equipment and the Company's new business systems.

Accounts payable and accrued expenses consist of:

                                                                                 JAN. 3,                     Dec. 28,
(in thousands)                                                                    1999                         1997
                                                                           ---------------------        ---------------------
Trade accounts payable                                                   $               49,793       $               60,585
Accrued liabilities: Accrued compensation and benefits                                    6,463                        9,768
                       Interest                                                             117                          706
                       Other                                                             10,723                       13,519
                                                                           ---------------------        ---------------------
                                                                         $               67,096       $               84,578
                                                                           =====================        =====================

NOTE 5: SUPPLEMENTAL CASH FLOW INFORMATION


(in thousands)                                                                    1997                      1996
                                                                          ---------------------     ---------------------
Asset purchase of Novadyne Computer Systems, Inc.:

  Total acquisition costs                                               $               17,329

    Liabilities assumed                                                                 (3,198)
                                                                          ---------------------
    Cash paid                                                           $               14,131
                                                                          =====================

Purchase of Texas Instruments printer business:

  Total acquisition costs                                                                         $               29,468

    Note to Texas Instruments                                                                                     (9,000)

    Accounts payable to Texas Instruments                                                                         (1,735)

    Other accrued costs                                                                                             (500)
                                                                                                    ---------------------
    Cash paid                                                                                     $               18,233
                                                                                                    =====================

The amount accrued for property, plant and equipment additions at year end 1998 was $3,454,000.

NOTE 6: DEBT OBLIGATIONS

Long term debt consists of:

                                                                                JAN. 3,                   Dec. 28,
(in thousands)                                                                   1999                       1997
                                                                         ---------------------      ---------------------
Revolving credit facilities                                            $               59,000     $               39,000
Term loans                                                                             50,000                     54,000
Other                                                                                   3,936                        463
                                                                         ---------------------      ---------------------
                                                                                      112,936                     93,463
Less: Current portion                                                                   7,936                      6,391
                                                                         ---------------------      ---------------------
                                                                       $              105,000     $               87,072
                                                                         ---------------------      ---------------------

The carrying value of the debt approximates its market value. At January 3, 1999, future minimum principal payments on long term debt were $7.9 million for 1999, $4.0 million for 2000, $4.0 million for 2001, $7.4 million for 2002 and $17.5 million for 2003. At January 3, 1999, the Company had $159,000 available for borrowing under its credit agreement.

On January 12, 1996, the Company reached an agreement with NationsBank of Texas, N.A., as agent for a group of banks, ("NationsBank") on $75 million of credit facilities. Under the agreement, NationsBank provided a $35 million revolving credit facility and two term loans totaling $40 million. The Company initially used borrowing under this credit agreement to retire all the debt associated with its former credit agreement with CIT and to retire all of the Company's outstanding senior subordinated notes. In a separate transaction, the Company entered into an interest rate swap arrangement with NationsBank which fixes the interest rate for five years on a substantial portion of the debt. The fixed rate at the time the agreement was executed averaged 8.25%. In May 1996, the Company renegotiated the term of the interest rate swap, decreasing the term from five to three years. As a result of the term change, the Company received a payment of $530,000 resulting in a gain which is being amortized to income over the remaining life of the Company term loans. On September 30, 1996, the Company and NationsBank amended the credit facilities. This amendment redefined the financial covenants and adjusted the interest rates as well as the principal payments under the agreement. On July 3, 1997, the Company and NationsBank further amended the credit agreement to increase the Company's revolving credit line from $35 million to $40 million. Other terms and conditions of the credit agreement generally remained unchanged.

On September 5, 1997, the Company again amended and restated its credit agreement with NationsBank, increasing its total credit facility to $110 million from $80 million. The Company used part of the proceeds from the credit facilities to repay a $9 million note to Texas Instruments. The term notes totaled $55 million with maturities of 5 and 7 years and the revolving credit line was increased from $40 million to $55 million. The financial covenants for the facility were redefined. The Company entered into a new interest rate swap which fixed the interest rate on $37.5 million of debt for a term of three years. The fixed rate at the time the amendment was executed was approximately 8.5%. The revolving credit facility was increased to $70 million in October 1997 when commitments from additional lenders were received thereby increasing the total credit facilities to $125 million. The facility is collateralized by substantially all of the Company's assets. The revolving credit facility matures September 5, 2002.

At the end of the first fiscal quarter of 1998, the Company fell short of meeting the Consolidated Funded Debt Coverage Ratio and the Consolidated Fixed Charges Coverage Ratio as required by the credit agreement due principally to higher levels of capital expenditures in ESSC and low earnings. NationsBank waived the requirement for that quarter.

On July 2, 1998, the Company and NationsBank amended the credit agreement. The amendment adjusted the Company's required financial covenants until the end of 1998, limited capital expenditures to a maximum of $27 million for 1998, adjusted the borrowing base percentages until the end of 1998 (allowing the Company increased borrowing ability) and adjusted the interest rate upwards 1.50% on the incremental increased borrowing against the higher base.

On November 12, 1998, the credit agreement was again amended. The amendment extended the increased borrowing base percentages through February 15, 1999 and adjusted the financial covenants for the fourth quarter of 1998.

On February 11, 1999, a further amendment to the credit agreement took effect. This amendment retained the increased borrowing base though April 5, 1999 and pledged 65% of the shares in the Company's Canadian subsidiary as additional collateral.

On April 2, 1999, an additional amendment (Amendment 7) to the credit agreement extended the increased borrowing base until June 2000 and changed the financial covenants to 1) minimum earnings before charges for interest, state, federal and municipal income taxes, depreciation, and amortization, 2) minimum net worth requirements, and 3) limits 1999 capital expenditures to approximately $19 million. In addition, the Company will be able to borrow $10 million for short term liquidity, which can be repaid on September 30, 1999 or extended on a quarterly basis with consideration of 0.5% of the liquidity facility outstanding. The interest rate on the revolver and the additional $10 million is 3.5% above LIBOR on Eurodollar loans.

In exchange for Amendment 7, the Company agreed to pay an amendment fee of $1.2 million upon the earlier of the payment in full of the credit facilities and cancellation of all commitments or the acceleration by NationsBank of the Company's obligations. The Company has further agreed to pay a continuation fee on the last day of each fiscal quarter beginning with the fourth quarter of fiscal year 1999 until the obligations are paid. The continuation fee shall equal 0.5% of all obligations outstanding on the last day of such fiscal quarter. NationsBank will receive the rights to purchase warrants for one million shares of GENICOM common stock at $1.94 per share. The warrants have callable rights through March 31, 2000. Amendment 7 reduces NationsBank revolving credit commitment to $62 million at the end of the first fiscal quarter of 1999, $61 million at the end of the second fiscal quarter of 1999, $58 million at the end of the third fiscal of 1999, and $52 million at the end of fiscal 1999. The amount of the revolver outstanding at January 3, 1999 was $59 million.

The Company's fiscal 1999 operating plan calls for a reduction to current inventory and accounts receivable levels, improvement to gross margins, selling, general and administrative expense reductions, increased productivity, reduced capital expenditures, introduction of new product lines, increased consumable sales, and a return to profitability. The current debt facilities or similar levels of replacement financing are required in order to execute the fiscal
1999 operating plan, which has the Company in compliance with all covenants of the current credit facilities as amended on April 2, 1999.

The Company is subject to the risk that it will not achieve the objectives of its fiscal 1999 operating plan and therefore, not comply with the amended covenants of its debt facilities. If the Company is unable to comply with the amended covenants, obtain waivers or obtain adequate replacement financing it will have a material adverse effect on the Company.

The Company's international subsidiaries maintain various credit facilities for their local operations. Borrowings under such credit facilities bear interest at prevailing or negotiated rates.

NOTE 7: EMPLOYEE BENEFIT PLANS

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

Substantially all domestic non-collective bargaining employees are eligible to participate in the Company's retirement savings plan (the "Savings Plan"), which qualifies under section 401(k) of the Internal Revenue Code. The Company makes certain matching contributions which are allocated to the participants and vest based on the employee's years of service. The Company had no expense under the Savings Plan in 1998 and $0.9 million and $0.8 million of expense in 1997 and 1996, respectively.

Components of periodic pension and other retirement benefit (credit)/costs were:

                                                                                                    OTHER RETIREMENT
                                                           PENSION PLAN                                 BENEFITS
                                             ----------------------------------------   ----------------------------------------
                                               JAN. 3,        Dec. 28,      Dec. 29,      JAN. 3,       Dec. 28,       Dec. 29,
(in thousands)                                   1999           1997          1996          1999          1997           1996
                                             -----------    -----------    ----------    ----------    ----------     ----------
Service cost                               $        100   $        328   $       416   $       259   $       349    $       363
Interest cost                                     1,097          1,023           896         1,039         1,177          1,090
Expected return on plan assets                   (1,292)        (1,148)         (932)
Amortization of transition obligation                17             45            45           761           761            761
Amortization of gain                                                                          (207)         (108)          (136)
                                             -----------    -----------    ----------    ----------    ----------     ----------
Net periodic benefit (credit) cost         $        (78)  $        248   $       425   $     1,852   $     2,179    $     2,078
                                             ===========    ===========    ==========    ==========    ==========     ==========

The following table reconciles the benefit obligation balance and the fair value of the plan assets for both the pension and other retirement benefits. In addition, it gives the funded status of the pension plan. Postretirement benefits are funded as actually incurred.

                                                                                                       OTHER RETIREMENT
                                                                    PENSION PLAN                           BENEFITS
                                                           -------------------------------      --------------------------------
                                                              JAN. 3,          DEC. 28,           JAN. 3,            DEC. 28,
    (in thousands)                                              1999             1997               1999               1997
                                                           -------------     -------------      -------------      -------------
1.  Projected benefit obligation at end of prior year   $        14,830   $        12,758    $        14,388    $        15,630
    Service cost                                                    100               328                259                349
    Interest cost                                                 1,097             1,023              1,039              1,177
    Plan participants' contribution                                   -               714                  -                  -
    Actuarial net (gain)/loss                                     1,319             1,140              1,546             (1,583)
    Benefits paid                                                (1,180)           (1,133)            (1,540)            (1,185)
                                                           -------------     -------------      -------------      -------------
    Projected benefit obligation at end of year                  16,166            14,830             15,692             14,388
                                                           -------------     -------------      -------------      -------------

2.  Fair value of plan assets at end of prior year               14,640            13,056
    Actual return on plan assets                                  1,808             2,632
    Plan participant contributions                                   22                85
    Benefits paid                                                (1,180)           (1,133)
                                                           -------------     -------------
    Fair value of plan assets at end of year                     15,290            14,640
                                                           -------------     -------------

3.  Funded status                                                  (876)             (190)           (15,692)           (14,388)
    Unrecognized transition asset                                    52                69             10,658             11,419
    Unrecognized net (gain)/loss                                  1,210               427             (2,794)            (4,547)
                                                           -------------     -------------      -------------      -------------
    Prepaid pension cost (liability) at year end        $           386   $           306    $        (7,828)   $        (7,516)
                                                           -------------     -------------      -------------      -------------

Included in Total Comprehensive Income for 1998 is $794,000 of additional pension liability related to the defined benefit pension plan.

The following is the accumulated benefit obligation in excess of plan assets:


                                                                       FOR FISCAL YEAR
                                                        -----------------------------------------
              (in thousands)                                  1998                   1997
                                                        ------------------     ------------------
              Projected benefit obligation            $            16,166     $           14,830
              Accumulated benefit obligation                       15,749                 14,023
              Fair value of plan assets                            15,290                 14,640

As a result of the Waynesboro depot consolidation and the sale of the relay product line, the Company recognized additional expense associated with the Company's pension plan in 1997. The curtailment expense for the depot consolidation was charged against the restructuring reserve and, for the relay sale, the curtailment expense was approximately $0.6 million.

For measurement purposes, 6.5% and 8.5% annual rates of increase in the per capita cost of covered health care benefits were assumed for 1999 and 1998, respectively, Both rates were assumed to decrease gradually to 5.5% within 2 years. If the health care cost trend rate was to increase 1.0%, the accumulated postretirement benefit obligation as of January 3, 1999 and December 28, 1997 would have increased by 8.4% and 8.2%, respectively. If the health care cost trend rate was to decrease 1.0%, the accumulated postretirement benefit obligation as of January 3, 1999 and December 28, 1997 would have decreased by 7.1% and 6.9%, respectively. The effect of this change on the aggregate service and interest costs for 1998 and 1997 would be increases of 14.1% and 15.6%, respectively. The weighted-average discount rates used in determining the accumulated postretirement benefit obligation were 6.85% and 7.5% in 1998 and 1997, respectively.

The Company's assumptions used in determining the pension cost and pension liability shown above were as follows:


                                                      JAN. 3,             Dec. 28,             Dec. 29,
                                                       1999                 1997                 1996
                                                 ----------------     ----------------     ----------------
Discount rate                                              6.85                 7.50                 7.75

Rate of compensation progression                           4.00                 4.00                 4.00

Rate of return on plan assets                              9.00                 9.00                 9.00

Pension Plan assets consist primarily of treasury notes, government and corporate bonds, corporate equities and cash equivalent funds.

The Company makes contributions to various employee benefit plans for certain of its foreign subsidiaries. The expense for these plans was not material in fiscal years 1998, 1997 and 1996.

NOTE 8: STOCK OPTIONS

Under the Company's stock option plans, 2,391,650 shares of unissued common stock are reserved for issuance pursuant to options outstanding and to be granted. Stock option activity for the respective fiscal periods is as follows:


                                                                                                      Weighted
                                         Number of                     Option Amount                Average Price
                                          Shares                         Per Share                    Per Share
                                     ----------------------        ----------------------       ----------------------
OUTSTANDING,
   DECEMBER 31, 1995                             1,772,567       $       1.00-7.50                              1.36
          Granted                                  263,180               3.25-4.25                              3.84
          Exercised                               (144,040)              1.00-2.38                              1.14
          Cancelled                               (221,407)              1.00-7.50                              2.20
                                     ======================        ======================       ======================

OUTSTANDING,
   DECEMBER 29, 1996                             1,670,300               1.00-7.50                              1.66
          Granted                                  463,550              3.125-14.25                             6.79
          Exercised                               (382,311)              1.00-4.50                              1.35
          Cancelled                                (99,384)              1.00-4.50                              2.34
                                     ======================        ======================       ======================

OUTSTANDING,
   DECEMBER 28, 1997                             1,652,155              1.00-14.25                              3.07
          Granted                                  763,429              2.25-8.625                              4.57
          Exercised                                (84,267)              1.00-4.50                              2.05
          Cancelled                               (223,119)             1.00-12.063                             2.32
                                     ======================        ======================       ======================

OUTSTANDING,
   JANUARY 3, 1999                               2,108,198       $      1.00-11.50            $                 3.01
                                     ======================        ======================       ======================

OPTIONS EXERCISABLE
   JANUARY 3, 1999                                 886,613       $      1.00-11.50            $                 1.70
                                     ======================        ======================       ======================

OPTIONS AVAILABLE FOR
  FUTURE GRANTS                                    283,452
                                     ======================

The following table summarizes information about stock options outstanding at January 3, 1999.


               Exercise                 Number             Years for Options             Number
                 Price                Outstanding             Outstanding             Exercisable
         ----------------------  ----------------------  -----------------------  -------------------
          $1.00                                609,489         1.17-5.17                     561,689
          $1.25-$1.75                          257,720         2.25-6.25                     187,200
          $2.00-$2.75                          178,103         2.50-10.00                     15,700
          $2.28                                377,500             10                              -
          $3.13-$3.87                          345,444         7.08-9.92                      81,624
          $4.00-$4.75                           69,900         7.83-9.57                      18,800
          $7.88-$8.63                          166,042         8.58-9.42                         800
          $11.50                               104,000             9                          20,800
                                 ----------------------                           -------------------
                                             2,108,198                                       886,613
                                 ======================                           ===================

As of January 3, 1999, the Company had two active stock option plans, one for employees and one for non-employee directors. The Company applies APB Opinion 25 and related Interpretations in accounting for its plans and stock option plan under which options are outstanding but new grants are not being issued. No compensation cost has been recognized for the stock options. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards under the plan consistent with the method of FASB Statement 123, the Company's net (loss)/income and (loss)/earnings per share would have been (increased)/reduced to the pro forma amounts indicated below.


                                                    1998                   1997                   1996
                                               ----------------     ------------------    -------------------
      Net income in thousands
        As reported                                   ($22,059)                $7,858                 $1,659
        Pro forma                                     ($24,027)                $6,419                 $1,109

      Basic earnings per share
        As reported                                     ($1.91)                 $0.71                  $0.15
        Pro forma                                       ($2.08)                 $0.58                  $0.10

      Diluted earnings per share
        As reported                                     ($1.91)                 $0.63                  $0.14
        Pro forma                                       ($2.08)                 $0.51                  $0.09

In 1992 and 1993, the stockholders approved nonstatutory stock option grants of 100,000 and 10,000 shares of common stock, respectively, to certain members of the Company's Board of Directors. The stock options become exercisable at a rate of 33.3% per year beginning one year from grant date. In 1997, the non-employee members of the Board of Directors were granted additional stock options of 10,000 shares each. In 1998, the shareholders approved a Non-employee Director Stock Option Plan. In 1998, the non-employee members of the Board of Directors were granted additional stock options of 10,000 and 20,000 shares for Mr. Ackerman and Mr. Hill, respectively. These options become exercisable at a rate of 20% per year. As of January 3, 1999, total grants outstanding to these Directors were 40,000 shares. The Chairman of the Board, Don Ackerman, exercised options for 100,000 shares in early 1998.

Options granted under the stock option plans are granted at prices not less than 85.0% of the fair market value of the common stock and become exercisable in installments at dates ranging from one to ten years from the date of grant, as determined by the Board of Directors or the Compensation Committee thereof. The weighted average market value per share for options granted in 1998, 1997 and 1996 was $4.57, $6.79 and $4.55, respectively.

The fair value of each option is estimated on the date of grant using a type of Black-Scholes option pricing model which utilizes the following weighted-average assumptions used for grants during the years ended January 3, 1999 December 28, 1997, and December 29, 1996 respectively: dividend yield of 0%, expected volatility 83.0%, 83.5%, and 83.5%, risk free interest rate of 5.43%, 6.18%, and 5.64% for 1998, 1997, and 1996, respectively, on the grant date with the maturity equal to the expected term of 6 years.

On December 14, 1998, the Board of Directors repriced stock options with a price greater than $5.00 for certain employees. Options were not repriced for any officers or members of the Board of Directors. These options had been issued at prices from $7.875 to $14.25 and were repriced at $2.25.

As of January 3, 1999, the weighted average remaining contractual life of all options is 6.77 years. As of January 3, 1999, December 28, 1997,and December 29, 1996, the pro forma tax effects of the salary expense associated with the options at a 34% tax rate under SFAS 109 are $1.0 million for 1998 and 1997 and $0.4 million for 1996.

NOTE 9: INCOME TAXES

The components of (loss) income before income taxes were as follows:


(in thousands)                           JAN. 3,                Dec. 28,                Dec. 29,
                                          1999                    1997                    1996
                                    -----------------       -----------------       -----------------
Domestic                          $          (18,939)     $            5,622      $           (1,225)

Foreign                                       (4,154)                  3,544                    (352)
                                    -----------------       -----------------       -----------------
                                  $          (23,093)     $            9,166      $           (1,577)
                                    =================       =================       =================

Income tax expense (benefit) consists of the following:


(in thousands)                           JAN. 3,                 Dec. 28,                 Dec. 29,
                                          1999                     1997                     1996
                                    ------------------       ------------------       ------------------
Current

  Federal                         $            (2,074)     $             1,423      $             2,103

  State                                          (633)                     414                      800

  Foreign                                       1,139                    1,278                      625
                                    ------------------       ------------------       ------------------
                                               (1,568)                   3,115                    3,528
                                    ------------------       ------------------       ------------------
Deferred

  Federal                                       1,070                      289                   (6,226)

  State                                           311                       75

  Foreign                                        (847)                  (2,171)                    (960)
                                    ------------------       ------------------       ------------------
                                                  534                   (1,807)                  (7,186)
                                    ------------------       ------------------       ------------------
                                  $            (1,034)     $             1,308      $            (3,658)
                                    ==================       ==================       ==================

A reconciliation of the U.S. statutory Federal tax rate of 34.0% to the Company's effective tax rate is as follows:


(in thousands)                                                 JAN. 3,             Dec. 28,              Dec. 29,
                                                                1999                 1997                  1996
                                                         -----------------     -----------------     -----------------
Tax expense (benefit) at statutory rate                $           (7,852)   $            3,116    $             (536)
(Decrease) increase related to:
  State income taxes, net of
    Federal tax benefit                                              (213)                  323                  (106)
  Foreign income taxes                                                169                (1,061)                  323
  Foreign operating losses generating
    no current tax benefit                                                                                        120
  Non-deductible goodwill write-off                                 2,753
  (Increase) reduction in valuation allowance                       6,186                (1,037)               (3,570)
  Other, net                                                       (2,077)                  (33)                  111
                                                         -----------------     -----------------     -----------------
                                                       $           (1,034)   $            1,308    $           (3,658)
                                                         =================     =================     =================

The major components of the Company's deferred tax assets and liabilities are as follows:


        (in thousands)                                                 JAN. 3,                      Dec. 28,
                                                                         1999                         1997
                                                                -----------------------        --------------------
        DEFERRED TAX ASSETS:
        Net operating loss carryforwards                      $                 10,296       $               7,668
        Inventory valuation                                                      3,596                       3,976
        Vacation accrual                                                           686                       1,051
        Bad debt reserve                                                         1,288                       1,129
        Employee benefits                                                        2,844                       2,875
        Restructuring reserve                                                      380                           -
        Depreciation                                                             2,320                         303
        Warranty reserve                                                           990                       1,021
        Environmental reserve                                                      247                         234
        Deferred maintenance contracts                                             979                         982
        Other intangible assets                                                  3,826                         398
        Other                                                                    1,385                         436
        Valuation allowance                                                    (14,636)                     (8,450)
                                                                -----------------------        --------------------
           Total deferred tax assets                          $                 14,201       $              11,623
                                                                =======================        ====================

        DEFERRED TAX LIABILITIES:
        Other long term liabilities                           $                  5,928       $               3,162
                                                                -----------------------        --------------------

The Company's effective income tax rate for fiscal year 1998 was (4.5)% which differs from the statutory rate due to nondeductible goodwill write-offs and increases to the valuation allowance. The valuation allowance at January 3, 1999 relates primarily to the tax benefit of foreign net operating loss carryforwards (primarily Italy, Australia, and Canada) and domestic long term deferred tax assets. During the fourth quarter of 1998, the Company increased the valuation allowance by $4.0 million on domestic long term deferred tax assets due to uncertainties regarding their ultimate recoverability. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that temporary differences are expected to be available to reduce taxable income. The allowance reduces deferred tax assets to an amount that is more likely than not to be realized. At January 3, 1999, the Company has net operating loss carryforwards to reduce future taxable income in the United States of approximately $4.3 million.

The effective tax rate for 1997 was 14.3% and (232.0)% for 1996. The rates in 1997 and 1996 were affected by reversals of valuation allowances associated with the Company's deferred tax assets. Such assets were previously partially reserved due to uncertainties regarding their ultimate recoverability. The benefits were recorded based upon management's estimates of amounts which were expected to be recoverable through future earnings or reversals of temporary differences.

The cumulative amount of undistributed earnings of foreign subsidiaries which the Company intends to permanently invest and for which no deferred U.S. income taxes have been provided is $11.7 million. The Company cannot practically determine the amount of deferred income tax liability that would result had such earnings actually been remitted. The amount of foreign withholding taxes, at current rates, that would have been due on the earnings had they actually been remitted was $0.6 million.

NOTE 10: RESTRUCTURING COSTS

In 1996, following Board of Directors review, the Company accrued $4.2 million for restructuring its worldwide service business. The restructuring charge for the service business involved, among other things, costs to facilitate the establishment of the Company's new "end of runway" depot service center in Louisville, Kentucky and other changes in the delivery of services by the Enterprising Service Solutions company. The restructuring charge included approximately $2.3 million for severance and termination benefits for 321 employees at the Company's Bedford, Massachusetts and Waynesboro, Virginia facilities. As of December 28, 1997, the restructuring reserve had been fully utilized.

NOTE 11: COMMITMENTS AND CONTINGENT LIABILITIES

Leasing arrangements:

As lessee:

The Company leases certain manufacturing and warehousing properties. Rent expense amounted to $7.8 million, $6.4 million, and $6.7 million in 1998, 1997, and 1996, respectively.

Minimum future lease commitments for operating leases as of January 3, 1999, are as follows: 1999 - $6.0 million, 2000 - $4.9 million, 2001 - $3.9 million, 2002
- $3.2 million, 2003 - $2.1 million and $5.8 million thereafter.

As lessor:

The Company has rental agreements for the leasing of printers. Operating lease terms vary, generally from one to sixty months. Rental revenue was $2.0 million, $3.1 million, and $3.2 million for 1998, 1997, and 1996, respectively.

On January 3, 1999 and December 28, 1997, the cost of equipment leased was $0.7 million and $3.1 million, respectively, which is included in property, plant and equipment, net of accumulated depreciation of $0.5 million and $2.4 million, respectively.

Environmental matters:

The Company and the former owner of its Waynesboro, Virginia facility, General Electric Company ("G.E."), have generated and managed hazardous wastes at the facility for many years as a result of their use of certain materials in manufacturing processes. The Company and the United States Environmental Protection Agency ("EPA") have agreed to a corrective action consent order (the "Order"), which became effective on September 14, 1990. The Order requires the Company to undertake an investigation of solid waste management units at its Waynesboro, Virginia facility and to conduct a study of any necessary corrective measures that may be required. The investigative work under the Order was completed in December 1997 and the Company submitted a final investigative report to the EPA. The EPA has not yet formally responded to the report, although the EPA has stated informally that it may require additional investigative work. Although not required by the Order, the Company has agreed to install and operate an interim ground water stabilization system, subject to EPA approval of the system design. The interim groundwater stabilization program may be chosen as the final remedy for the site, or additional corrective measures may eventually be required. It is not possible to reliably estimate the costs that any such possible additional corrective measures would entail. However, if additional corrective measures are required, the Company expects that it will enter into discussion with the EPA concerning their scope and a further order for that purpose.

The Company has been notified by the EPA that it is one of 700 potentially responsible parties ("PRPs") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, for necessary corrective action at a hazardous waste disposal site in Greer, South Carolina. In prior years, the Company arranged for the transportation of wastes to the site for treatment or disposal. During 1995, the PRPs entered into an administrative consent order with EPA under which they would undertake a remedial investigation and feasibility study. That study is currently underway. The Company has not had and does not anticipate any material expenditures in connection with this matter.

Atlantic Design Company:

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

In August 1997, ADC filed a Demand for Arbitration with the American Arbitration Association seeking a legal interpretation of the pricing provisions in the agreement between ADC and the Company. The Company filed a counterclaim against ADC. Ogden Services Corporation and ADC then filed a counterclaim against the Company. On July 4, 1998, the Company, ADC and Ogden Services Corporation settled the arbitration. Primary settlement terms included settlement of all claims and counterclaims in the arbitration, a $2.1 million payment to ADC (for which the Company was fully reserved), a price increase effective for shipments after August 15, 1998, and a guarantee of orders for one year. ADC is continuing as a supplier for the Company.

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

NOTE 12: SEGMENT AND GEOGRAPHIC INFORMATION

Industry Segments

The Company operates in the serial, line and page printer business where it designs, manufactures, and markets printers as well as in the related supplies and spare parts (Document Solutions company). The Company's operation in services provides integrated network solutions that include professional services, maintenance (onsite) repair and logistics and depot (offsite) repair (Enterprising Service Solutions company). The production and sales of relay products comprise less than 10% of revenue, operating income and identifiable assets and are included in the Document Solutions segment for 1997 and 1996. Revenue between industry segments are not material.


      (in thousands)                                            1998                     1997                      1996
                                                          ------------------       ------------------        ------------------
      REVENUES
      Document Solutions*                               $           300,666      $           293,166       $           182,707
      Enterprising Service Solutions                                151,874                  127,962                   120,551
                                                          ------------------       ------------------        ------------------
                                                        $           452,540      $           421,128       $           303,258
                                                          ------------------       ------------------        ------------------
      OPERATING (LOSS) INCOME
      Document Solutions+#                              $            10,063      $            29,675       $            11,954
      Enterprising Service Solutions#                               (22,041)                 (13,417)                   (8,750)
                                                          ------------------       ------------------        ------------------
                                                        $           (11,978)     $            16,258       $             3,204
                                                          ------------------       ------------------        ------------------
      DEPRECIATION AND AMORTIZATION
      Document Solutions                                $             6,278      $             5,851       $             3,146
      Enterprising Service Solutions                                 14,159                   11,741                    13,239
      Corporate and other                                             1,643                    1,375                     1,487
                                                          ------------------       ------------------        ------------------
                                                        $            22,080      $            18,967       $            17,872
                                                          ------------------       ------------------        ------------------
      ASSETS
      Document Solutions                                $           113,146      $           145,467       $            96,147
      Enterprising Service Solutions                                 82,893                   85,387                    53,248
      Corporate and other                                            33,938                   19,195                    36,684
                                                          ------------------       ------------------        ------------------
                                                        $           229,977      $           250,049       $           186,079
                                                          ------------------       ------------------        ------------------
      CAPITAL EXPENDITURES
      Document Solutions                                $             3,639      $             3,440       $             2,493
      Enterprising Service Solutions                                 10,743                   10,469                     8,961
      Corporate and other                                             9,595                    6,420                       355
                                                          ------------------       ------------------        ------------------
                                                        $            23,977      $            20,329       $            11,809
                                                          ------------------       ------------------        ------------------

*Includes relay revenues of $14,342 and $13,651 for 1997and 1996, respectively. +Includes relay operating income (loss) of $1,236 and $(807) for 1997and 1996, respectively.
#Includes restruturing accrual of $4,183 included with Enterprising Services and environmental accrual of $1,479 for Document Solutions in 1996. 1997 includes $0.8 million loss on sale of relays and $1.7 million for DEC agreements for Document Solutions. 1998 includes $6.8 million and $8.2 million for goodwill write-off for Document Solutions and Enterprising Services, respectively

Geographic Segments

Transfers (sales) between geographic areas are accounted for at prices approximating market. Information regarding the Company's operations in the Pacific Rim, which are not material relative to total operations, has been combined with its European operations.

Financial information by geographic area:


(in thousands)                                    United States
FISCAL YEAR 1998                                   and Canada           Europe            Eliminations         Consolidated
                                                -----------------    -----------------    -----------------    -----------------
Sales to unaffiliated customers               $          336,986   $          115,554   $                    $          452,540

Transfers between geographic areas                        57,141                                   (57,141)                   -
                                                -----------------    -----------------    -----------------    -----------------
Total sales                                   $          394,127   $          115,554   $          (57,141)  $          452,540
                                                -----------------    -----------------    -----------------    -----------------
Operating loss                                $          (10,298)  $           (1,680)  $                    $          (11,978)
                                                -----------------    -----------------    -----------------    -----------------
Identifiable assets                           $          132,545   $           97,432   $                    $          229,977
                                                =================    =================    =================    =================

                                                  United States
FISCAL YEAR 1997                                   and Canada             Europe            Eliminations         Consolidated
                                                -----------------    -----------------    -----------------    -----------------
Sales to unaffiliated customers               $          316,397   $          104,731   $                    $          421,128

Transfers between geographic areas                        67,430                                   (67,430)                   -
                                                -----------------    -----------------    -----------------    -----------------
Total sales                                   $          383,827   $          104,731   $          (67,430)  $          421,128
                                                -----------------    -----------------    -----------------    -----------------
Operating income                              $           12,061   $            4,197   $                    $           16,258
                                                -----------------    -----------------    -----------------    -----------------
Identifiable assets                           $          130,634   $          119,415   $                    $          250,049
                                                =================    =================    =================    =================

                                                  United States
FISCAL YEAR 1996                                   and Canada             Europe            Eliminations          Consolidated
                                                -----------------    -----------------    -----------------    -----------------
Sales to unaffiliated customers               $          235,780   $           67,478   $                    $          303,258

Transfers between geographic areas                        47,818                                   (47,818)                   -
                                                -----------------    -----------------    -----------------    -----------------
Total sales                                   $          283,598   $           67,478   $          (47,818)  $          303,258
                                                -----------------    -----------------    -----------------    -----------------
Operating income (loss)                       $            3,479   $             (275)  $                    $            3,204
                                                -----------------    -----------------    -----------------    -----------------
Identifiable assets                           $          146,923   $           39,156   $                    $          186,079
                                                =================    =================    =================    -----------------

Total sales to customers outside the United States amounted to $149.8 million, $139.0 million, and $94.2 million for 1998, 1997, and 1996, respectively; these amounts include export sales from the United States of $0.9 million, $2.3 million, and $1.0 million in 1998, 1997 and 1996, respectively.

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

DIGITAL EQUIPMENT CORPORATION AGREEMENTS

On August 10, 1997, the Company entered into agreements with Digital Equipment Corporation and became Digital's exclusive supplier of Digital-branded printer products. The multi-year agreement also established a cooperative alliance under which the Company will provide a broad line of products, business planning, technical support and distribution services to Digital's marketing channels in each of their global geographies. The Company and Digital have also agreed to pursue joint marketing programs of each other's capabilities, products and services.

During the fourth quarter of 1997 the Company expensed approximately $1.7 million dollars associated with the agreements.

TEXAS INSTRUMENTS WORLDWIDE PRINTER BUSINESS

On September 30, 1996, the Company acquired certain assets of Texas Instruments worldwide printer and related supplies business for the purchase price of approximately $29.5 million. The acquisition was financed primarily through the Company's credit facility with NationsBank and a note of $9 million to Texas Instruments, with interest of approximately 8.5% payable over two years. This note was paid in September 1997. The goodwill of approximately $10 million associated with the purchase is being amortized over seven years.

NOTE 14: SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)


(in thousands, except per share data)

                                                                                       QUARTER
                                                ---------------------------------------------------------------------------------
1998                                                  FIRST               SECOND                THIRD                FOURTH
                                                -----------------    -----------------    -----------------     -----------------
REVENUES                                      $          122,110   $          112,050   $          109,080    $          109,300
GROSS MARGIN                                              27,414               23,342               24,703                23,486
OPERATING INCOME (LOSS)                                    2,818              (17,539)               2,053                   690
NET INCOME (LOSS)                                            169              (14,806)                (609)               (6,813)
EARNINGS (LOSS) PER SHARE - BASIC                           0.01                (1.28)               (0.05)                (0.59)
EARNINGS (LOSS) PER SHARE - DILUTED                         0.01                (1.28)               (0.05)                (0.59)

                                                                                       Quarter

                                                ---------------------------------------------------------------------------------
1997                                                  First               Second                Third                Fourth
                                                -----------------    -----------------    -----------------     -----------------
Revenues                                      $           96,345   $           98,647   $          102,689    $          123,447
Gross margin                                              23,965               23,859               23,774                25,583
Operating income                                           4,303                5,275                4,707                 1,973
Net income                                                 2,517                2,843                2,286                   212
Earnings per share - Basic                                  0.23                 0.26                 0.21                  0.02
Earnings per share - Diluted                                0.21                 0.23                 0.18                  0.02

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the directors of the Company called for by this Item is incorporated by reference from Genicom Corporation's Proxy Statement for its 1999 annual meeting of stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the close of the Company's fiscal year.

Information concerning the executive officers of the Company is set forth under the heading "Executive Officers of the Registrant" at the end of Part I of this Report.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by this Item is incorporated by reference from Genicom Corporation's Proxy Statement for its 1999 annual meeting of stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the close of the Company's fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by this Item is incorporated by reference from Genicom Corporation's Proxy Statement for its 1999 annual meeting of stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the close of the Company's fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

N.A.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Financial Statements and Schedules

         The financial statement schedule filed as part of this report is listed in the Index to Financial Statements and Schedules on page F-1 immediately following the signatures to this report.

Exhibits Included in Response to Item 601 of Regulation S-K

NUMBER     DESCRIPTION
--------   ----------------------------------------------------------------------------
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

10.1+      Cooperative Marketing, Support and Development Agreement between Genicom
           Corporation and Digital Equipment Corporation dated August 10, 1997 incorporated by reference to Exhibit 2.3 to Form 8-K (File No. 0-14865)
           filed with the Commission on August 25, 1997.

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

10.4       Second Amendment to Credit and Security Agreement with NationsBank dated as of March 12, 1998, incorporated by reference to Exhibit 10.4 to Form
           10-K (File No. 0-14865) filed with the Commission on March 30, 1998.

10.5       Third Amendment to the Credit and Security Agreement and Waiver with
           NationsBank dated as of May 7, 1998, incorporated by reference to Exhibit
           10.1 to Form 10-Q (File No. 0-14865) filed with the Commission on August
           10, 1998.

NUMBER     DESCRIPTION
---------  ---------------------------------------------------------------------------------
10.6       Fourth Amendment to the Credit and Security Agreement with NationsBank dated as of July 1, 1998, incorporated by reference to Exhibit 10.2 to
           Form 10-Q (File No. 0-14865) filed with the Commission on August 10,
           1998.

10.7       Fifth Amendment to the Credit and Security Agreement with NationsBank dated as of October 30, 1998, incorporated by reference to Exhibit 10.1 to Form 10-Q (File No. 0-14865) filed with the Commission on November 12,
           1998.

10.8 Sixth Amendment to the Credit and Security Agreement with NationsBank dated as of February 11, 1999 filed herewith.

10.9       Genicom Corporation 1997 Stock Option Plan incorporated by reference to
           Exhibit 4 to Form S-8 (File No. 333-30153) filed with the Commission on
           June 27, 1997.

10.10# Stock Option Plan, as amended and restated, effective as of February 7, 1991, incorporated by reference to Exhibit 10 to the Registrant's
           Quarterly Report on Form 10-Q (File No. 0-14685) for the quarter ended
           March 31, 1991 filed with the Commission on May 15, 1991.

10.11#     First Amendment to the Registrant's Stock Option Plan, dated February 3,
           1992, incorporated by reference to Exhibit 4.2 to Form S-8 Registration
           Statement (No. 33-49472) filed with the Commission on July 10, 1992.

10.12#     Second Amendment to the Registrant's Stock Option Plan, dated January 17,
           1994, incorporated by reference to Exhibit 4 to Form S-8 Registration
           Statement (No. 33-53843) filed with the Commission on May 27, 1994.

10.13#     Third Amendment to the Registrant's Stock Option Plan dated February 13,
           1995, incorporated by reference to Exhibit 4 to Form S-8 Registration
           Statement (No. 333-01845) filed with the Commission on March 21, 1996.

10.14#     Amendment of Stock Option Plan, dated February 13, 1995, incorporated by reference to Exhibit 10.5 to Form 10-K (File No. 0-14865) filed with the
           Commission on March 27, 1997.

10.15#     Amendment of Stock Option Plan, dated December 17, 1996, incorporated by reference to Exhibit 10.6 to Form 10-K (File No. 014865) filed with the
           Commission on March 27, 1997.

10.16#     Amendment of 1997 Stock Option Plan, dated December 14, 1997, incorporated by reference to Exhibit 99 to Form S-8 (File No. 333-56825)
           filed with the Commission on June 15, 1998.

10.17# GENICOM Corporation 1998 Non-Employee Directors Stock Option Plan, incorporated by reference to Exhibit B to GENICOM Corporation Proxy
           Statement for Annual Meeting held May 20, 1998.

10.18#     Incentive Compensation Plan for 1998 filed herewith.

10.19      Lease of McAllen, Texas facility, dated January 20, 1992, incorporated by reference to Exhibit 10.12 to Form 10-K (File No. 0-14865) filed with the
           Commission on March 24, 1992.

NUMBER      DESCRIPTION
---------   ------------------------------------------------------------------------------------
10.20       Sublease of McAllen, Texas facilities, dated December 18, 1995, incorporated by reference to Exhibit 10.16 to Form 10-K (File No.
            0-14865) filed with the Commission on March 27, 1997.

10.21       Lease between GENICOM Corporation and Gault Riverport, LLC dated January
            31, 1997, incorporated by reference to Exhibit 10.1 to Form 10-Q (File
            No. 0-14865) filed with the Commission on May 13, 1998.

10.22#      Terms of employment of Paul T. Winn dated March 26, 1990, incorporated by reference to Exhibit 10.15 to Form S-1 Registration Statement (No.
            33-23007) filed with the Commission on May 17, 1990.

10.23#      GENICOM Corporation Retirement Income Agreement with Paul T. Winn, incorporated by reference to Exhibit 10.4 to Form 10-Q (File No. 0-14865)
            filed with the Commission on August 10, 1998.

10.24+      Agreement Between GENICOM Corporation and TOSHIBA Corporation Relating
            to Laser Printer G751, Laser Printer G750 and Related Options, Supplies
            and Service Parts, dated March 31, 1992, incorporated by reference to
            Exhibit 10.17 to Form 10-K filed with the Commission on March 31, 1993.

10.25       Agreement with the General Electric Company regarding environmental matters at the Registrants' Waynesboro, Virginia facility, dated December
            9, 1993, incorporated by reference to Exhibit 10.1 to Form 8-K (File No.
            0-14865) filed with the Commission on February 23, 1994.

10.26       Manufacturing agreement between GENICOM Corporation and Atlantic Design
            Company incorporated by reference to Exhibit 10.21 to Form 10-K (File No.
            0-14865) filed with the Commission on March 28, 1996.

10.27       Amendment to Services Agreement with Atlantic Design Company, Inc. dated
            May 29, 1996, incorporated by reference to Exhibit 10.2 to Form 10-Q
            (File No. 0-14865) filed with the Commission on May 10, 1998.

10.28+      Amendment to Services Agreement with Atlantic Design Company, Inc.
            dated May 29, 1996, incorporated by reference to Exhibit 10.3 to Form
            10-Q (File No. 0-14865) filed with the Commission on May 10, 1998.

10.29       Settlement Agreement between GENICOM Corporation, Atlantic Design
            Company, Inc. and Ogden Services Corporation dated July 4, 1998, incorporated by reference to Exhibit 10.3 to Form 10-Q (File No. 0-14865)
            filed with the Commission on August 10, 1998.

22          Subsidiaries of the Registrant - filed herewith.

23          Consent of Independent Accountants - filed herewith.

27          Financial Data Schedules - Filed only with EDGAR version.

NUMBER       DESCRIPTION
----------   ----------------------------------------------------------------------------------
(b)          Reports on Form 8-K

             Not applicable.

+ Confidential treatment granted with respect to certain provisions pursuant to 17 C.F.R. 200.80(b)(4).
#      Management contracts or compensatory plans.

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized.

                                   GENICOM Corporation

                               BY:  \s\ Paul T. Winn
                                    --------------------------------------------

                                    Paul T. Winn
                                    President and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                                             TITLE                                     DATE
------------------------------------------      ---------------------------------------------------     --------------------
\s\ Don E. Ackerman                             Chairman of the Board and Director                       April 5, 1999
------------------------------------------
Don E. Ackerman

\s\ Paul T. Winn                                President and Chief Executive Officer                    April 5, 1999
------------------------------------------      and Director (Principal Executive Officer)
Paul T. Winn

\s\ James C. Gale                               Senior Vice President Finance and Chief                  April 5, 1999
------------------------------------------      Financial Officer (Principal Financial Officer)
James C. Gale

\s\ John Hill                                   Director                                                 April 5, 1999
------------------------------------------
John Hill

                      GENICOM CORPORATION AND SUBSIDIARIES

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                                               PAGE
                                                                                             --------
Audited Financial Statements                                                                   21-43
Independents Accountants' Report                                                               F-2

Financial Statement Schedules:

Schedule  II                      Valuation and Qualifying Accounts and Reserves               F-3


1. All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedules.

INDEPENDENT ACCOUNTANTS' REPORT

To the Stockholders and Board of Directors of GENICOM Corporation:

In our opinion, the accompanying consolidated financial statements listed on page F-1 and the financial data schedule listed on page E-1 of this Form 10-K present fairly, in all material respects, the consolidated financial position of GENICOM Corporation and subsidiaries at January 3, 1999 and December 28, 1997, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



\s\ PricewaterhouseCoopers LLP


McLean, Virginia
February 5, 1999, except as to Note 6
for which the date is April 2, 1999

                      GENICOM CORPORATION AND SUBSIDIARIES

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                 (In thousands)

                                             BALANCE AT            ADDITIONS
                                             BEGINNING          CHARGED TO COSTS         DEDUCTIONS         BALANCE AT END
             DESCRIPTION                     OF PERIOD            AND EXPENSES          FROM RESERVES         OF PERIOD
--------------------------------------    ----------------    ---------------------    ----------------    -----------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS

Year ended:

DECEMBER 29, 1996                             $ 1,616               $1,985(1)               $ 331              $ 3,270

DECEMBER 28, 1997                             $ 3,270               $2,086(1)               $ 886              $ 4,470

JANUARY 3, 1999                               $ 4,470               $2,993(1)              $1,747               $5,716


ALLOWANCE FOR INVENTORY
OBSOLESCENCE

Year ended:

DECEMBER 29, 1996                            $  8,145               $ 6,761(2)             $ 3,337             $ 11,569

DECEMBER 28, 1997                            $ 11,569               $ 2,711(2)             $ 3,481             $ 10,799

JANUARY 3, 1999                              $ 10,799               $ 3,035(2)             $ 4,995             $  8,839


1. "Additions" to the allowance for doubtful accounts include a foreign currency translation adjustment of $8, $129, and $(48) in 1998, 1997 and 1996, respectively. Net bad debt expense for 1998, 1997 and 1996 was $2,985, $2,215 and $2,026, respectively.

2. Foreign currency translation adjustments were immaterial in 1998, 1997 and 1996. 1996 includes $4,666 of reserve from the Texas Instruments acquisition.

                      GENICOM CORPORATION AND SUBSIDIARIES

                         INDEX TO EXHIBITS TO FORM 10-K
                    FOR THE FISCAL YEAR ENDED JANUARY 3, 1999




EXHIBIT
NUMBER                                     DESCRIPTION
------                                     -----------

10.8     Sixth  Amendment to Credit and Security Agreement with NationsBank dated as
         of February 11, 1999.                                                            E-2 - E-12

10.19    Incentive Compensation Plan for 1998                                            E-13 - E-22

22       Subsidiaries of the Registrant                                                      E-23

23       Consent of Independent Accountants                                                  E-24

27       Financial Data Schedules                                                            E-25