Form 10-Q
period 1999-04-04
GENICOM CORP
filed 1999-05-11
CIK 766738

================================================================================

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended April 4, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


For the transition period from ________ to __________





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

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No __

            As of April 30, 1999, there were 11,636,540 shares of Common Stock of the Registrant outstanding.

================================================================================

                                 FORM 10-Q INDEX

                                   PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets - April 4, 1999 and January 3, 1999                 3

                  Consolidated Statements of (Loss) Income - Three Months Ended
                    April 4, 1999 and March 29, 1998                                              4

                  Consolidated Statements of Cash Flows - Three Months Ended
                   April 4, 1999 and March 29, 1998                                               5

                  Notes to Consolidated Financial Statements                                  6 - 8

Item 2.           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                9 - 14


                                 PART II - OTHER INFORMATION


Item 1.           Legal Proceedings                                                              15

Item 2.           Changes in Securities                                                          15

Item 3.           Defaults Upon Senior Securities                                                15

Item 4.           Submission of Matters to a Vote of Security Holders                            15

Item 5.           Other Information                                                              15

Item 6.           Exhibits and Reports on Form 8-K                                               15

Signatures                                                                                       16

Index to Exhibits                                                                               E-1

                         PART I. - FINANCIAL INFORMATION

Item 1.   Financial Statements

                      GENICOM CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                              APRIL 4,                      JANUARY 3,
(In thousands, except share data)                                               1999                           1999
                                                                          ---------------------       ------------------------
                                                                             (UNAUDITED)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                           $                5,137      $                   4,894
    Accounts receivable, less allowance for
        doubtful accounts of $5,292 and $5,716                                          82,762                         83,893
    Other receivables                                                                      657                          2,714
    Inventories                                                                         50,617                         59,617
    Prepaid expenses and other assets                                                   13,064                         12,664
                                                                          ---------------------       ------------------------
        TOTAL CURRENT ASSETS                                                           152,237                        163,782
Property, plant and equipment, net                                                      46,868                         45,459
Goodwill                                                                                15,034                         15,965
Intangibles and other assets                                                             6,506                          4,771
                                                                          ---------------------       ------------------------
                                                                        $              220,645      $                 229,977
                                                                          =====================       ========================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of long-term debt                                   $                6,722      $                   7,936
    Accounts payable and accrued expenses                                               69,110                         67,096
    Deferred income                                                                     14,791                         13,344
                                                                          ---------------------       ------------------------
        TOTAL CURRENT LIABILITIES                                                       90,623                         88,376
Long-term debt, less current portion                                                    97,200                        105,000
Other non-current liabilities                                                            9,867                         11,984
                                                                          ---------------------       ------------------------
        TOTAL LIABILITIES                                                              197,690                        205,360
STOCKHOLDERS' EQUITY:
    Common stock, $0.01 par value; 18,000,000 shares
        authorized, 11,609,083 and 11,581,661 shares issued                                116                            116
        and outstanding
    Additional paid-in capital                                                          30,411                         29,216
    Retained earnings                                                                   (4,847)                        (2,039)
    Accumulated other comprehensive loss                                                (2,725)                        (2,676)
                                                                          ---------------------       ------------------------
        TOTAL STOCKHOLDERS' EQUITY                                                      22,955                         24,617
                                                                          ---------------------       ------------------------
                                                                        $              220,645      $                 229,977
                                                                          =====================       ========================


The accompanying notes are an integral part of these financial statements.

                      GENICOM CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF (LOSS) INCOME
                                  (Unaudited)




                                                       THREE MONTHS ENDED,
                                                    APRIL 4,        MARCH 29,
(In thousands, except per share data)                1999             1998
                                                  =========        ==========

REVENUES, NET:
  Products                                       $  63,162        $  80,331
  Services                                          37,227           41,779
                                                 ---------        ---------
                                                   100,389          122,110
                                                 ---------        ---------

OPERATING COSTS AND EXPENSES:
  Cost of revenues:
    Products                                        44,847           56,960
    Services                                        31,679           37,736
  Selling, general and administration               19,807           20,271
  Engineering, research and
    product development                              4,067            4,325
                                                 ---------        ---------
                                                   100,400          119,292
                                                 ---------        ---------


OPERATING (LOSS) INCOME                                (11)           2,818
Interest expense, net                                2,678            2,593
                                                 ---------        ---------

(LOSS) INCOME BEFORE INCOME TAXES                   (2,689)             225
Income tax expense                                     119               56
                                                 ---------        ---------

NET (LOSS) INCOME                                $  (2,808)       $     169
                                                 =========        =========

(Loss) earnings per common share (basic)         $   (0.24)       $    0.01
                                                 =========        =========

(Loss) earnings per common share (diluted)       $   (0.24)       $    0.01
                                                 =========        =========

Weighted average number of common shares
 outstanding (basic)                                11,608           11,464
                                                 =========        =========

Weighted average number of common shares
 and dilutive shares (diluted)                      11,608           12,672
                                                 =========        =========

The accompanying notes are an integral part of these financial statements.

                       GENICOM CORPORATION AND SUBSDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                       THREE MONTHS ENDED,
                                                                    APRIL 4,         MARCH 29,
(In thousands)                                                        1999             1998
                                                                    --------         ---------
Cash flows from operating activities:

  Net (loss) income                                                 $ (2,808)       $    169

  Adjustments to reconcile net (loss)/income to cash provided by operating activities:
    Depreciation                                                       3,620           3,477
    Amortization                                                       1,689           1,994
    Changes in assets and liabilities:
      Accounts receivable                                              3,938          (2,916)
      Inventories                                                      9,640           3,218
      Accounts payable and accrued expenses                           (2,116)         (3,340)
      Deferred income                                                  1,447             528
      Other                                                           (1,452)             (4)
                                                                    --------        --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                             13,958           3,126
                                                                    --------        --------

Cash flows from investing activities:
  Additions to property, plant and equipment                          (4,826)         (6,727)
  Other investing                                                                     (1,095)
                                                                    --------        --------

NET CASH USED IN INVESTING ACTIVITIES                                 (4,826)         (7,822)
                                                                    --------        --------

Cash flows from financing activities:
  Borrowings on long-term debt                                           588           8,521
  Payments on long-term debt                                          (9,602)         (2,952)
  Bank overdraft                                                                      (2,172)
  Financing costs                                                        (31)            (62)
                                                                    --------        --------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                   (9,045)          3,335
                                                                    --------        --------
Effect of exchange rate changes on cash and cash equivalents             156              38
                                                                    --------        --------

Net increase (decrease) in cash and cash equivalents                     243          (1,323)

Cash and cash equivalents at beginning of period                       4,894           4,622
                                                                    --------        --------
Cash and cash equivalents at end of period                          $  5,137        $  3,299
                                                                    ========        ========




The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. In the opinion of management, the accompanying unaudited consolidated financial statements of GENICOM Corporation and subsidiaries (the "Company" or "GENICOM") contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of April 4, 1999, and the results of operations and cash flows for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's January 3, 1999 Annual Report on Form 10-K. The results of operations for the three months ended April 4, 1999, are not necessarily indicative of the operating results to be expected for the full year.

2. Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. Inventories consist of, in thousands:


                                      APRIL 4,                          JANUARY 3,
                                        1999                               1999
                               -----------------------            ------------------------
Raw Materials               $                   5,140          $                    4,086
Work in process                                 1,052                                 930
Finished goods                                 44,425                              54,601
                               -----------------------            ------------------------
                            $                  50,617          $                   59,617
                               =======================            ========================




3. Earnings per share are based upon the weighted average number of common shares and dilutive common share equivalents (using the treasury stock method) outstanding during the period.

                                                             Three Months Ended April 4, 1999
                                                ------------------------------------------------------------
                                                     Income               Shares              Per Share
                                                -----------------    ------------------   ------------------
BASIC EPS

Loss available to shareholders              $             (2,808)               11,608   $             (0.24)

Weighted shares from stock options
                                                -----------------    ------------------   ------------------

DILUTED EPS                                 $             (2,808)               11,608   $             (0.24)
                                                -----------------    ------------------   ------------------

                                                             Three Months Ended March 29, 1998
                                                ------------------------------------------------------------
BASIC EPS

Income available to shareholders            $                169                11,464   $              0.01

Weighted shares from stock options                                               1,208
                                                -----------------    ------------------   ------------------

DILUTED EPS                                 $                169                12,672   $              0.01
                                                -----------------    ------------------   ------------------

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

                                                                        Three Months Ended or As of
                                                                    April 4,                    March 29,
(in thousands)                                                        1999                        1998
                                                              ----------------------      ----------------------
REVENUE
Document Solutions                                          $                63,162     $                80,331
Enterprising Service Solutions                                               37,227                      41,779
                                                              ----------------------      ----------------------
                                                            $               100,389     $               122,110
                                                              ----------------------      ----------------------

OPERATING (LOSS) INCOME
Document Solutions                                          $                 1,798     $                 6,276
Enterprising Service Solutions                                               (1,809)                     (3,458)
                                                              ----------------------      ----------------------
                                                            $                   (11)    $                 2,818
                                                              ----------------------      ----------------------

DEPRECIATION AND AMORTIZATION
Document Solutions                                          $                 1,434     $                 1,548
Enterprising Service Solutions                                                3,588                       3,540
Corporate and other                                                             287                         383
                                                              ----------------------      ----------------------
                                                            $                 5,309     $                 5,471
                                                              ----------------------      ----------------------

ASSETS
Document Solutions                                          $                97,870     $               137,877
Enterprising Service Solutions                                               86,220                      91,549
Corporate and other                                                          36,555                      23,142
                                                              ----------------------      ----------------------
                                                            $               220,645     $               252,568
                                                              ----------------------      ----------------------

CAPITAL EXPENDITURES
Document Solutions                                          $                   839     $                 1,065
Enterprising Service Solutions                                                1,958                       4,191
Corporate and other                                                           2,029                       1,471
                                                              ----------------------      ----------------------
                                                            $                 4,826     $                 6,727
                                                              ======================      ======================


5.          Commitments and Contingencies

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

6. The Company's loss, if reported on a comprehensive basis, would be $2.9 million for the first quarter of 1999. The Company had an after tax loss in its foreign currency translation amount of $49,000 from January 3, 1999. For the first quarter of 1998, the foreign currency translation gain was $107,000, with an after tax gain of $80,000. The Company's comprehensive income for the first quarter of 1998 would have been $249,000.

7. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company will be required to adopt this new accounting standard by January 1, 2000. Management does not anticipate early adoption. The Company believes that the effect of adoption of SFAS No. 133 will not be material.

    Item 2. Management's Discussion and Analysis of Results of Operations and
                              Financial Condition:

                              RESULTS OF OPERATIONS

---------------------------------------------------------------------------------------------------------
(in millions)                                  1ST QUARTER                              1ST QUARTER
                                                  1999               CHANGE                1998
---------------------------------------------------------------------------------------------------------
Revenues - Enterprising Service Solutions   $           37.2     $          (4.6)    $           41.8
Revenues - Document Solutions                           63.2               (17.1)                80.3
                                               -------------        ------------        -------------

Total Revenues                              $          100.4     $         (21.7)    $          122.1
                                               -------------        ------------        -------------
Percentage change                                                          (17.8)%
---------------------------------------------------------------------------------------------------------


Revenue in the first quarter of 1999 decreased 17.8% from the first quarter of 1998 primarily due to lower supply sales related to the Texas Instruments and Digital low-end installed printer base that has significantly declined since the first quarter of 1998 and a decline in professional service revenue in the U.S. Documents Solutions ("DSC") revenue was 21.2% lower than the first quarter of 1998 principally as a result of the supply sales mentioned above. Enterprising Service Solutions ("ESSC") revenue decreased 11.0% from the prior year quarter. The decrease in ESSC revenue was principally due to the lower professional services revenue in the U.S. In comparison, the first quarter of 1998, ESSC was completing a large contract with NASDAQ. To a lesser extent, revenue for ESSC was also affected by a roll-off of selected accounts and a decision to exit certain low margin business. These declines were partially offset by increased integration business in the Canadian subsidiary.

----------------------------------------------------------------------------------------------------------------
(in millions)                                     1ST QUARTER             4TH QUARTER             1ST QUARTER
                                                     1999                    1998                     1998
----------------------------------------------------------------------------------------------------------------
Order backlog                                  $        36.1          $         30.2          $        49.6
Change: 1st Quarter of 1999 compared to
        Amount                                                                   5.9                  (13.5)
        Percentage                                                              19.5%                 (27.2)
----------------------------------------------------------------------------------------------------------------


The decrease in order backlog from the 1998 first quarter primarily reflects a change in contract mix for ESSC, partially offset by an increase in DSC backlog due to new products. The increase in backlog from the fourth quarter of 1998 is principally due to DSC's new product backlog. The Company's backlog as of any particular date should not be the sole measurement used in determining sales for any future period.

---------------------------------------------------------------------------------------------------------------------
(in millions)                                     1ST QUARTER                                     1ST QUARTER
                                                     1999                      CHANGE                1998
---------------------------------------------------------------------------------------------------------------------
Gross margin - Enterprising Service Solutions $               5.5     $               1.5     $               4.0
Gross margin - Document Solutions                            18.3                    (5.1)                   23.4
                                                 ----------------        ----------------        ----------------
Total gross margin                                           23.8                    (3.6)                   27.4
                                                 ----------------        ----------------        ----------------
As a % of revenue                                            23.7%                                           22.4%
---------------------------------------------------------------------------------------------------------------------



Gross margin, as a percent of revenue, increased from 22.4% in the first quarter of 1998 to 23.7% in the first quarter of 1999. As a percent of revenue, gross margin for DSC was basically flat at approximately 29.0% in 1999 and 1998. For ESSC, gross margin increased from 9.7% for the first three months of 1998 to 14.9% for 1999. The gross margin improvement was principally the result of better operating efficiencies in both depot and field service in the U.S.

-------------------------------------------------------------------------------------------------------------
(in millions)                             1ST QUARTER                                     1ST QUARTER
                                             1999                      CHANGE                1998
-------------------------------------------------------------------------------------------------------------
Operating expenses:

Selling, general and
    administrative                   $               19.8    $               (0.5)   $               20.3
Engineering, research and
    product development                               4.1                    (0.2)                    4.3
                                         ----------------        ----------------        ----------------
Total                                 $              23.9     $              (0.7)    $              24.6

As a % of revenue                                    23.8%                                           20.1%

-------------------------------------------------------------------------------------------------------------


The decrease of $0.7 million in operating expenses from the first quarter of 1998 was primarily a result of lower marketing expenses in ESSC due to adjustments to the sales force in early 1998 after the acquisition of Novadyne Computer Systems in late 1997. This decrease was partially offset by consulting expenses related to the amending of the Company's credit agreement with NationsBank of Texas, N.A., increased benefit costs, and higher depreciation expenses related to the Company's new business systems.

--------------------------------------------------------------------------------------------------
(in millions)                   1ST QUARTER                                    1ST QUARTER
                                   1999                     CHANGE                1998
--------------------------------------------------------------------------------------------------

Interest expense, net       $               2.7    $               0.1     $               2.6

Percentage change                                                  3.8%

--------------------------------------------------------------------------------------------------


Interest expense increased slightly. Debt levels did not differ significantly compared to the first quarter of 1998. Interest expense is expected to increase in the second quarter of 1999 due to increased borrowing and amortization of bank fees from the amendment of the Company's credit agreement (see "Banking Arrangements").

----------------------------------------------------------------------------------------------------
(in millions)                      1ST QUARTER                                     1ST QUARTER
                                    1999                   CHANGE                   1998
----------------------------------------------------------------------------------------------------
Income tax expense           $               0.1     $               0.0     $               0.1

Effective tax rate                           0.0%                                           24.9%

----------------------------------------------------------------------------------------------------


During the first quarter of 1999, the Company fully reserved the deferred tax assets created as the result of the Company's current operating loss consistent with its review at the end of 1998 of the recoverability of its deferred tax assets. The recorded tax expense related to foreign income. During the first quarter of 1998, the tax rate was affected by the anticipated partial utilization of fully reserved foreign operating losses.

LIQUIDITY AND CAPITAL RESOURCES

-------------------------------------------------------------------------------------------------------------------------
(in millions)                                                1ST QUARTER                        1ST QUARTER
                                                                1999                               1998
-------------------------------------------------------------------------------------------------------------------------
Cash provided by operations                           $                    14.0          $                     3.1

Cash used in investing activities                                          (4.8)                              (7.8)

Cash (used in) provided by financing activities                            (9.0)                               3.3

-------------------------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------
(in millions)                          1ST QUARTER                              4TH QUARTER
                                           1999                                    1998
----------------------------------------------------------------------------------------------------------
Working capital                  $                   61.6                $                    75.4

Inventories                                          50.6                                     59.6

Debt obligations                                    103.9                                    112.9

Debt to equity ratio                              4.5 to 1                                 4.6 to 1

----------------------------------------------------------------------------------------------------------


Cash provided by operations was $14.0 million for the first quarter of 1999 compared to $3.1 million in the first quarter of 1998. The change in cash from operations was principally due to the decreases in inventory and accounts receivable partially offset by the Company's operating loss. The Company's working capital decreased $13.8 million as of April 4, 1999, as compared to January 3, 1999 due primarily to the following: a $9.0 million decrease in inventory resulting from the Company's inventory reduction program; a $2.0 million increase in accounts payable due to an increased aging of payables; a $1.0 million decrease in accounts receivable directly related to the Company's lower revenue. Debt decreased significantly from December 1998. This decrease was required as the Company's borrowing base relating to the revolving credit line declined with the reductions to inventory and accounts receivable. In early April 1999, the Company drew on its new liquidity facility to fund current liabilities (see "Banking Arrangements") bringing debt levels close to 1998 year-end levels. Debt to equity ratio improved slightly over year-end. As of April 4, 1999, the Company had $0.8 million available for borrowing on its revolving credit agreement.

BANKING ARRANGEMENTS

On January 12, 1996, the Company reached an agreement with NationsBank of Texas, N.A., as agent for a group of banks ("NationsBank"), on $75 million of credit facilities. Under the agreement, NationsBank provided a $35 million revolving credit facility and two term loans totaling $40 million. The Company initially used borrowing under this credit agreement to retire all the debt associated with its former credit agreement with CIT and to retire all of the Company's outstanding senior subordinated notes. In a separate transaction, the Company entered into an interest rate swap arrangement with NationsBank which fixes the interest rate for five years on a substantial portion of the debt. The fixed rate at the time the agreement was executed averaged 8.25%. In May 1996, the Company renegotiated the term of the interest rate swap, decreasing the term from five to three years. As a result of the term change, the Company received a payment of $530,000, resulting in a gain which is being amortized to income over the remaining life of the Company term loans. On September 30, 1996, the Company and NationsBank amended the credit facilities. This amendment redefined the financial covenants and adjusted the interest rates as well as the principal payments under the agreement. On July 3, 1997, the Company and NationsBank further amended the credit agreement to increase the Company's revolving credit line from $35 million to $40 million. Other terms and conditions of the credit agreement generally remained unchanged.

On September 5, 1997, the Company again amended and restated its credit agreement with NationsBank, increasing its total credit facility to $110 million from $80 million. The Company used part of the proceeds from the credit facilities to repay a $9 million note to Texas Instruments. The term notes totaled $55 million with maturities of 5 and 7 years and the revolving credit line was increased from $40 million to $55 million. The financial covenants for the facility were redefined. The Company entered into a new interest rate swap which fixed the interest rate on $37.5 million of debt for a term of three years. The fixed rate at the time the amendment was executed was approximately 8.5%. The revolving credit facility was increased to $70 million in October 1997 when commitments from additional lenders were received, thereby increasing the total credit facilities to $125 million. The facility is collateralized by substantially all of the Company's assets. The revolving credit facility matures September 5, 2002.

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

On February 11, 1999, a further amendment to the credit agreement took effect. This amendment retained the increased borrowing base percentages though April 5, 1999 and pledged 65% of the shares in the Company's Canadian subsidiary as additional collateral.

On April 2, 1999, an additional amendment (Amendment 7) to the credit agreement extended the increased borrowing base percentages until June 2000 and changed the financial covenants to 1) minimum earnings before charges for interest, state, federal and municipal income taxes, depreciation, and amortization, 2) minimum net worth requirements, and 3) limit 1999 capital expenditures to approximately $19 million. In addition, the Company is able to borrow $10 million for short term liquidity, which can be repaid on September 30, 1999 or extended on a quarterly basis with consideration of 0.5% of the liquidity facility outstanding. The interest rate on the revolver and the additional $10 million is 3.5% above LIBOR on Eurodollar loans. The Company drew on this liquidity facility in April.

As consideration for Amendment 7, the Company agreed to pay an amendment fee of $1.2 million upon the earlier of the payment in full of the credit facilities and cancellation of all commitments or the acceleration by NationsBank of the Company's obligations. This fee has been accrued. The Company has further agreed to pay a continuation fee on the last day of each fiscal quarter beginning with the fourth quarter of fiscal year 1999 until the obligations are paid. The continuation fee is 0.5% of all obligations outstanding on the last day of each such fiscal quarter. NationsBank also received the rights to purchase warrants for one million shares of GENICOM common stock at $1.94 per share. The warrants are callable through March 31, 2000 under certain conditions and cannot be exercised before then. Amendment 7 reduces NationsBank's revolving credit commitment to $62 million at the end of the first fiscal quarter of 1999, $61 million at the end of the second fiscal quarter of 1999, $58 million at the end of the third fiscal quarter of 1999, and $52 million at the end of fiscal 1999. The amount outstanding under the revolver at April 4, 1999 was $52.2 million.

The Company believes that current financing arrangements are sufficient to fund operations but it is the Company's goal to replace its current credit agreement with other financing more suited to its cash and business needs.

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

Since 1996, the Company has been identifying and seeking to minimize its exposure to the Year 2000 problem. In 1996, the Company began expending significant funds under contracts with EDS to replace the majority of its internal computer system. During this process, the Company has required third party vendors to make representations that the components of the new systems and related software are Year 2000 compliant. The replacement equipment is scheduled to be completely installed and tested by the end of the third quarter of 1999. The Company is currently on schedule related to the installation. As a result, the Company does not anticipate Year 2000 problems with its internal systems. The approximately $20 million cost of the replacement system is being capitalized by the Company. The Company has incurred approximately $17.1 million through April 4, 1999 associated with this replacement system.

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

At this time, GENICOM is actively working to ensure that foreseeable Year 2000 computer problems related to Company computer systems and products are effectively addressed. The Company does not expect that the commitment of resources to study and correct internally any Year 2000 problems to result in the delay of its projects or product development.

The Company has generally completed reviewing vendor and customer compliance as well as items that may be affected by embedded systems such as manufacturing and telephone equipment. The review included inquiries of vendors and customers related to their Year 2000 compliance. As a result of this review, the Company believes no material expenditures will be required at this time related to customer and vendor compliance.

The Company cannot estimate or predict the potential adverse consequences, if any, that could result from a third party failure to effectively address this issue or failure of certain equipment and is unable to predict if those parties' noncompliance or equipment failure will have a material adverse effect on earnings.

EURO CONVERSION

On January 1, 1999, the exchange rates of eleven countries (Germany, France, the Netherlands, Austria, Italy, Spain, Finland, Ireland, Belgium, Portugal, and Luxembourg) were fixed among one another and became the currencies of the EURO. The individual currencies of the eleven countries will remain in circulation until mid-2002. The EURO currency will be introduced on January 1, 2002. The Company does not expect future balance sheets and statements of earnings and cash flows to be materially impacted by the EURO conversion.

FORWARD LOOKING INFORMATION

GENICOM provides an array of services and products addressing different niches of the information processing industry, competing against a wide range of companies from large multinationals to small domestic entrepreneurs. Except for the historical information contained herein, the matters discussed in this 10Q include forward-looking statements that involve a number of risks and uncertainties. Terms such as "believes", "expects", "plans", "intends", "estimates", or "anticipates", and variations of such words and similar expressions are intended to identify such forward looking statements. There are certain important factors and risks, including the change in hardware and software technology, economic conditions in the North American, Western European and Asian markets, the anticipation of growth of certain market segments and the positioning of the Company's products and services in those segments, certain service customers whose business is declining, seasonality in the buying cycles of certain of the Company's customers, the timing of product announcements, the release of new or enhanced products and services, the introduction of competitive products and services by existing or new competitors, access to and development of product rights and technologies, the management of growth, the Company's cash needs, GENICOM's ability to attract and retain highly skilled technical, managerial and sales and marketing personnel, possible litigation related to the Company's operations, including litigation arising under various environmental laws, and the other risks detailed from time to time in the Company's SEC reports, including reports on Form 10K, that could cause results to differ materially from those anticipated by the statements contained herein.

                               Item 3. Market Risk

The Company is exposed to the impact of interest rate and foreign currency risk. In the normal course of business, the Company employs established policies and procedures to manage its exposure to changes in interest rates and fluctuations in the value of foreign currencies using a variety of financial instruments.

The Company's objective in managing its exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowings costs. To achieve its objectives, the Company primarily uses an interest rate swap to manage net exposure to interest rate changes related to its credit facility.

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

The Company's international business is subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors.

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

Not applicable

Item. 3 Defaults Upon Senior Securities:

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders:

Not applicable

Item 5. Other Information:

SEC Rule 14a-4(c) determines how proxies designated by public corporation may use discretionary voting authority on stockholder proposals made at annual meetings. Under this rule, the Company will have unrestricted use of discretionary voting authority if it does not receive prior written notice of an intent to submit a proposal at the meeting. For the Company's 2000 annual meeting, this notice must be received by February 25, 2000.

Item 6.  Exhibits and Reports on Form 8-K:

      (a)         Exhibits

                      NUMBER                  DESCRIPTION
                      -------------------     -----------------------------------------------
                      27.1                    Financial Data Schedule

      (b)         Reports on Form 8-K:

                  On April 9, 1999, the Company filed an 8-K with regards to its seventh amendment to its credit agreement with NationsBank of Texas, N.A., as agent for a group of banks.

                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             GENICOM Corporation
                              -------------------------------------------------
                                                  Registrant


Date:  May 11, 1999


                                               /s/James C. Gale
                              -------------------------------------------------
                                                  Signature

                              James C. Gale
                              Senior Vice President Finance and Chief Financial Officer

                              (Mr. Gale is the Chief Financial Officer and has been duly authorized to sign on behalf of the Registrant)

                      GENICOM CORPORATION AND SUBSIDIARIES

                         INDEX TO EXHIBITS TO FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED APRIL 4, 1999



EXHIBIT
NUMBER                  DESCRIPTION                             PAGE
-------------------     -----------------------------------     -------------------------------
27.1                    Financial Data Schedule                 Filed only with
                                                                EDGAR version