Form 10-Q
period 1999-07-04
GENICOM CORP
filed 1999-08-18
CIK 766738

================================================================================

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 1999

                                       OR

[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ____________ to _____________

                          Commission File No.: 0-14685

                               GENICOM CORPORATION
             (Exact name of registrant as specified in its charter)

                DELAWARE                                         51-0271821
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                         Identification No.)

     14800 CONFERENCE CENTER DRIVE
         SUITE 400, WESTFIELDS
          CHANTILLY, VIRGINIA                                      20151
(Address of principal executive offices)                         (Zip Code)

       Registrant's telephone number, including area code: (703) 802-9200

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No -
                                       ---    ---

       As of July 30, 1999, there were 11,683,174 shares of Common Stock of the Registrant outstanding.

================================================================================

                                 FORM 10-Q INDEX

                                                  PART I - FINANCIAL INFORMATION
Item 1.                 Financial Statements

                        Consolidated Balance Sheets - July 4, 1999 and January 3, 1999                     3

                        Consolidated Statements of Operations - Three and Six Months Ended
                          July 4, 1999 and June 28, 1998                                                   4

                        Consolidated Statements of Cash Flows - Three and Six Months Ended
                          July 4, 1999 and June 28, 1998                                                   5

                        Notes to Consolidated Financial Statements                                     6 - 9

Item 2.                 Management's Discussion and Analysis of Financial Condition
                          and Results of Operations                                                  10 - 15

Item 3.                 Market Risk                                                                       16

                                                    PART II - OTHER INFORMATION

Item 1.                 Legal Proceedings                                                                 16

Item 2.                 Changes in Securities                                                             16

Item 3.                 Defaults Upon Senior Securities                                                   16

Item 4.                 Submission of Matters to a Vote of Security Holders                          16 - 17

Item 5.                 Other Information                                                                 17

Item 6.                 Exhibits and Reports on Form 8-K                                                  17

Signatures                                                                                                18

Index to Exhibits                                                                                        E-1

                        PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

                      GENICOM CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                           JULY 4,                          JANUARY 3,
(In thousands, except share data)                                           1999                               1999
                                                                   ------------------------           ------------------------
                                                                         (UNAUDITED)
ASSETS

CURRENT ASSETS:

    Cash and cash equivalents                                    $                   8,228          $                   4,894
    Accounts receivable, less allowance for
        doubtful accounts of $5,141 and $5,716                                      78,514                             83,893
    Other receivables                                                                  340                              2,714
    Inventories                                                                     49,517                             59,617
    Prepaid expenses and other assets                                               13,126                             12,664
                                                                   ------------------------           ------------------------
        TOTAL CURRENT ASSETS                                                       149,725                            163,782
Property, plant and equipment, net                                                  45,784                             45,459
Goodwill                                                                            14,218                             15,965
Intangibles and other assets                                                         5,891                              4,771
                                                                   ------------------------           ------------------------
                                                                                   215,618          $                 229,977
                                                                   ========================           ========================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

    Current portion of long-term debt                            $                   5,893          $                   7,936
    Accounts payable and accrued expenses                                           60,920                             67,096
    Deferred income                                                                 13,412                             13,344
                                                                   ------------------------           ------------------------
        TOTAL CURRENT LIABILITIES                                                   80,225                             88,376
Long-term debt, less current portion                                               102,727                            105,000
Other non-current liabilities                                                       11,863                             11,984
                                                                   ------------------------           ------------------------
        TOTAL LIABILITIES                                                          194,815                            205,360
                                                                   ------------------------           ------------------------
STOCKHOLDERS' EQUITY:

    Common stock, $0.01 par value; 18,000,000 shares
        authorized, 11,646,040 and 11,581,661 shares issued                            116                                116
        and outstanding
    Additional paid-in capital                                                      30,465                             29,216
    Retained earnings                                                               (6,857)                            (2,039)
    Accumulated other comprehensive loss                                            (2,921)                            (2,676)
                                                                   ------------------------           ------------------------
        TOTAL STOCKHOLDERS' EQUITY                                                  20,803                             24,617
                                                                   ------------------------           ------------------------
                                                                 $                 215,618          $                 229,977
                                                                   ========================           ========================


The accompanying notes are an integral part of these financial statements.

                      GENICOM CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                         THREE MONTHS ENDED,
                                                    JULY 4,                 JUNE 28,
(In thousands, except per share data)                 1999                    1998
                                               -------------------      ------------------
REVENUES, NET:
    Products                                 $             66,671     $            74,681
    Services                                               35,444                  37,369
                                               -------------------      ------------------
                                                          102,115                 112,050
                                               -------------------      ------------------

OPERATING COSTS AND EXPENSES:
    Cost of revenues:
       Products                                            49,287                  53,691
       Services                                            28,997                  35,017
    Selling, general and administration                    18,695                  21,782
    Engineering, research and
       product development                                  4,315                   4,099
    Write-off of goodwill                                                          15,000
                                               -------------------      ------------------
                                                          101,294                 129,589
                                               -------------------      ------------------

OPERATING INCOME (LOSS)                                       821                 (17,539)
Interest expense, net                                       2,937                   2,737
                                               -------------------      ------------------

LOSS BEFORE INCOME TAXES                                   (2,116)                (20,276)
Income tax (benefit) expense                                 (106)                 (5,470)
                                               -------------------      ------------------

NET LOSS                                     $             (2,010)    $           (14,806)
                                               ===================      ==================

Loss per common share (basic)                $              (0.17)    $             (1.28)
                                               ===================      ==================

Loss per common share (diluted)              $              (0.17)    $             (1.28)
                                               ===================      ==================

Weighted average number of common shares
   outstanding (basic)                                     11,642                  11,555
                                               ===================      ==================

Weighted average number of common shares
   and dilutive shares (diluted)                           11,642                  11,555
                                               ===================      ==================

                                                          SIX MONTHS ENDED,
                                                    JULY 4,                 JUNE 28,
(In thousands, except per share data)                 1999                    1998
                                               -------------------      ------------------
REVENUES, NET:
    Products                                 $            129,833     $           155,012
    Services                                               72,671                  79,148
                                               -------------------      ------------------
                                                          202,504                 234,160
                                               -------------------      ------------------

OPERATING COSTS AND EXPENSES:
    Cost of revenues:
       Products                                            94,134                 110,651
       Services                                            60,676                  72,753
    Selling, general and administration                    38,502                  42,053
    Engineering, research and
       product development                                  8,382                   8,424
    Write-off of goodwill                                                          15,000
                                               -------------------      ------------------
                                                          201,694                 248,881
                                               -------------------      ------------------

OPERATING INCOME (LOSS)                                       810                 (14,721)
Interest expense, net                                       5,615                   5,330
                                               -------------------      ------------------

LOSS BEFORE INCOME TAXES                                   (4,805)                (20,051)
Income tax (benefit) expense                                   13                  (5,414)
                                               -------------------      ------------------

NET LOSS                                     $             (4,818)    $           (14,637)
                                               ===================      ==================

Loss per common share (basic)                $              (0.41)    $             (1.27)
                                               ===================      ==================

Loss per common share (diluted)              $              (0.41)    $             (1.27)
                                               ===================      ==================

Weighted average number of common shares
   outstanding (basic)                                     11,626                  11,510
                                               ===================      ==================

Weighted average number of common shares
   and dilutive shares (diluted)                           11,626                  11,510
                                               ===================      ==================


The accompanying notes are an integral part of these financial statements.

                      GENICOM CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                     SIX MONTHS ENDED,

                                                                            JULY 4,                      JUNE 28,
(In thousands)                                                               1999                          1998
                                                                    ------------------------      ------------------------
Cash flows from operating activities:
    Net loss                                                      $                  (4,818)    $                 (14,637)
    Adjustments to reconcile net loss to cash provided
      by operating activities:
        Depreciation                                                                  6,800                         7,116
        Amortization                                                                  3,542                         4,274
        Write-off of goodwill                                                                                      15,000
        Changes in assets and liabilities:
              Accounts receivable                                                     8,503                         4,637
              Inventories                                                            11,769                        (1,330)
              Accounts payable and accrued expenses                                  (8,801)                       (4,470)
              Deferred income                                                            68                        (1,534)
              Other                                                                    (953)                       (4,834)
                                                                    ------------------------      ------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                            16,110                         4,222
                                                                    ------------------------      ------------------------

Cash flows from investing activities:
    Additions to property, plant and equipment                                       (8,297)                      (12,110)
    Other investing                                                                     (92)                       (1,638)
                                                                    ------------------------      ------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                (8,389)                      (13,748)
                                                                    ------------------------      ------------------------

Cash flows from financing activities:
    Borrowings on long-term debt                                                     11,409                        21,613
    Payments on long-term debt                                                      (15,725)                       (7,792)
    Bank overdraft                                                                                                 (2,172)
    Financing costs                                                                     (94)                          (73)
                                                                    ------------------------      ------------------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                  (4,410)                       11,576
                                                                    ------------------------      ------------------------

Effect of exchange rate changes on cash and cash equivalents                             23                          (123)
                                                                    ------------------------      ------------------------

Net increase in cash and cash equivalents                                             3,334                         1,927
Cash and cash equivalents at beginning of period                                      4,894                         4,622
                                                                    ------------------------      ------------------------
Cash and cash equivalents at end of period                        $                   8,228     $                   6,549
                                                                    ========================      ========================


The accompanying notes are an integral part of these financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. In the opinion of management, the accompanying unaudited consolidated financial statements of GENICOM Corporation and subsidiaries (the "Company" or "GENICOM") contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of July 4, 1999, and the results of operations and cash flows for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's January 3, 1999 Annual Report on Form 10-K. The results of operations for the six months ended July 4, 1999, are not necessarily indicative of the operating results to be expected for the full year.

2. Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. Inventories consist of, in thousands:

                                     JULY 4,                          JANUARY 3,
                                      1999                               1999
                             -----------------------            ------------------------
Raw materials             $                   4,634          $                    4,086
Work in process                                 814                                 930
Finished goods                               44,069                              54,601
                             -----------------------            ------------------------
                          $                  49,517          $                   59,617
                             =======================            ========================

3. Earnings per share are based upon the weighted average number of common shares and dilutive common share equivalents (using the treasury stock method) outstanding during the period.

                                                             Three Months Ended July 4, 1999
                                                   -------------------------------------------------------
                                                        Loss              Shares             Per Share
                                                   ----------------   ----------------    ----------------
BASIC EPS

Loss available to shareholders                   $          (2,010)            11,642   $           (0.17)

Weighted shares from stock options
                                                   ----------------   ----------------    ----------------

DILUTED EPS                                      $          (2,010)            11,642   $           (0.17)
                                                   ----------------   ----------------    ----------------

                                                             Three Months Ended June 28, 1998
                                                   -------------------------------------------------------
                                                        Loss              Shares             Per Share
                                                   ----------------   ----------------    ----------------
BASIC EPS

Loss available to shareholders                   $         (14,806)            11,555   $           (1.28)

Weighted shares from stock options
                                                   ----------------   ----------------    ----------------

DILUTED EPS                                      $         (14,806)            11,555   $           (1.28)
                                                   ----------------   ----------------    ----------------

                                                              Six Months Ended July 4, 1999
                                                   -------------------------------------------------------
                                                        Loss              Shares             Per Share
                                                   ----------------   ----------------    ----------------
BASIC EPS

Loss available to shareholders                   $          (4,818)            11,626   $           (0.41)

Weighted shares from stock options
                                                   ----------------   ----------------    ----------------

DILUTED EPS                                      $          (4,818)            11,626   $           (0.41)
                                                   ----------------   ----------------    ----------------

                                                              Six Months Ended June 28, 1998
                                                   -------------------------------------------------------
                                                        Loss              Shares             Per Share
                                                   ----------------   ----------------    ----------------
BASIC EPS

Loss available to shareholders                   $         (14,637)            11,510   $           (1.27)

Weighted shares from stock options
                                                   ----------------   ----------------    ----------------

DILUTED EPS                                      $         (14,637)            11,510   $           (1.27)
                                                   ----------------   ----------------    ----------------

       For the three months ended July 4, 1999 and June 28, 1998, 273,000 and 1,041,000 shares, respectively, have been omitted due to their antidilutive nature. For the six months ended July 4, 1999 and June 28, 1998, 365,000 and 1,147,000 shares, respectively, have been omitted due to their antidilutive nature.

Segment Information

       The Company operates in the serial, line and page printer business where it designs, manufactures and markets printers as well as the related supplies and spare parts (Document Solutions company). The Company's operation in services provides customers with a full range of network information technology services with field services, depot repair, parts and logistics and network products (Enterprising Service Solutions company). Revenue between industry segments is not material.

                                                                         Six Months Ended or As of
                                                                     July 4,                    June 28,
(in thousands)                                                        1999                        1998
                                                              ----------------------      ----------------------
REVENUE

Document Solutions                                          $               129,833     $               155,012
Enterprising Service Solutions                                               72,671                      79,148
                                                              ----------------------      ----------------------
                                                            $               202,504     $               234,160
                                                              ----------------------      ----------------------

OPERATING (LOSS) INCOME

Document Solutions                                          $                 4,086     $                 2,074
Enterprising Service Solutions                                               (3,276)                    (16,795)
                                                              ----------------------      ----------------------
                                                            $                   810     $               (14,721)
                                                              ----------------------      ----------------------

DEPRECIATION AND AMORTIZATION

Document Solutions                                          $                 2,777     $                 3,416
Enterprising Service Solutions                                                6,054                       7,204
Corporate and other                                                           1,511                         770
                                                              ----------------------      ----------------------
                                                            $                10,342     $                11,390
                                                              ----------------------      ----------------------

ASSETS

Document Solutions                                          $                98,906     $               129,387
Enterprising Service Solutions                                               80,982                      81,532
Corporate and other                                                          35,730                      32,067
                                                              ----------------------      ----------------------
                                                            $               215,618     $               242,986
                                                              ----------------------      ----------------------

CAPITAL EXPENDITURES

Document Solutions                                          $                 1,783     $                 2,007
Enterprising Service Solutions                                                3,999                       6,937
Corporate and other                                                           2,515                       3,166
                                                              ----------------------      ----------------------
                                                            $                 8,297     $                12,110
                                                              ----------------------      ----------------------

5.     Commitments and Contingencies

       Environmental matters:

       The Company and the former owner of its Waynesboro, Virginia facility, General Electric Company ("G.E."), have generated and managed hazardous wastes at the facility for many years as a result of their use of certain materials in manufacturing processes. The Company and the United States Environmental Protection Agency ("EPA") have agreed to a corrective action consent order (the "Order"), which became effective on September 14, 1990. The Order requires the Company to undertake an investigation of solid waste management units at its Waynesboro, Virginia facility and to conduct a study of any necessary corrective measures that may be required. The investigative work under the Order was completed in December 1997 and the Company submitted a final investigative report to the EPA. During the second quarter of 1999, the EPA requested additional investigative work which the Company anticipates completing during the first quarter of 2000. Although not required by the Order, the Company has installed and is operating an interim groundwater stabilization system. Annual operational expenses for the system are currently approximately $57,000. The interim groundwater stabilization program may be chosen as the final remedy for the site, or additional corrective measures may eventually be required. It is not possible to reliably estimate the costs that any such possible additional corrective measures would entail. However, if additional corrective measures are required, the Company expects that it will enter into discussion with the EPA concerning their scope and a further order for that purpose.

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

6. The Company's loss, if reported on a comprehensive basis, would be as follows:

                                                         Three Months Ended                           Six Months Ended
                                              -----------------------------------------   ------------------------------------------
                                                   July 4,               June 28,              July 4,                June 28,
                                                     1999                  1998                  1999                   1998
                                              -------------------   -------------------   -------------------    -------------------
Reported loss                              $              (2,010) $            (14,806) $             (4,818) $             (14,637)
Foreign currency translation                                (196)                 (212)                 (245)                  (105)
Tax benefit                                                                        (53)                                         (26)
                                              -------------------   -------------------   -------------------    -------------------
Comprehensive loss                         $              (2,206) $            (14,965) $             (5,063) $             (14,716)
                                              -------------------   -------------------   -------------------    -------------------

7. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company will be required to adopt this new accounting standard by January 1, 2001. Management does not anticipate early adoption. The Company believes that the effect of adoption of SFAS No. 133 will not be material.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition:

                              RESULTS OF OPERATIONS

==============================================================================================
                                                            THREE MONTHS ENDED
                                              ------------------------------------------------
                                               2ND QTR.                             2ND QTR.

(in millions)                                    1999             CHANGE              1998
--------------------------------------------------------------   -----------------------------
Revenues - Enterprising Service Solutions   $      35.4        $     (2.0)        $     37.4
Revenues - Document Solutions                      66.7              (8.0)              74.7
                                              -----------        ----------         ----------

Total Revenues                              $     102.1        $    (10.0)        $    112.1
                                              -----------        ----------         ----------
Percentage change                                                    (8.9) %
==============================================================================================

==============================================================================================
                                                             SIX MONTHS ENDED
                                              ------------------------------------------------
                                               2ND QTR.                             2ND QTR.

(in millions)                                    1999              CHANGE             1998
--------------------------------------------------------------   -----------------------------
Revenues - Enterprising Service Solutions   $      72.7        $      (6.5)       $     79.2
Revenues - Document Solutions                     129.8              (25.2)            155.0
                                              -----------        -----------        ----------

Total Revenues                              $     202.5        $     (31.7)       $    234.2
                                              -----------        -----------        ----------
Percentage change                                                    (13.5) %
==============================================================================================

Revenue in the second quarter of 1999 decreased 8.9% from the second quarter of 1998 primarily due to lower supply sales related to the Texas Instruments and Digital low-end installed printer base that has significantly declined since the second quarter of 1998, lower off-site repair revenue due to a decision to close the Fort Worth depot and exit the express parts business which were low margin businesses, and the effect of the decline in the value of the EURO and related currencies on prices in Europe. Documents Solutions ("DSC") revenue was 10.7% lower than the second quarter of 1998 principally as a result of the supply sales mentioned above and the decline in the value of the EURO. Enterprising Service Solutions ("ESSC") revenue decreased 5.2% from the prior year quarter. The decrease in ESSC revenue was principally due to the lower off-site revenue partially offset by higher Canadian service revenue.

Revenue for the six months ended July 4, 1999 was 13.5% lower than the first six months of 1998. This was due primarily to the reasons mentioned above and in 1998, ESSC had substantial revenues in the first quarter from a contract with NASDAQ.

Digital branded printer and supply sales have softened over the past nine months. Although broader product lines have been introduced, Compaq Computer Corporation's acquisition of Digital has required a migration from Digital to Compaq branding, realignment of channels and changes in the business relationship. The Company has been authorized to sell products under the Compaq brand, but is unable to predict the effect the changes in brand name and sales channel could have on sales to Compaq or to Compaq's customers. The Company is currently in discussions with Compaq concerning changes in the terms of the contract governing their relationship.

===========================================================================================================================
(in millions)                                      2ND QUARTER                   4TH QUARTER                  2ND QUARTER

                                                      1999                         1998                          1998
---------------------------------------------------------------------------------------------------------------------------
Order backlog                                $           32.3          $              30.2           $              40.8
Change: 2nd Quarter of 1999 compared to
              Amount                                                                   2.1                          (8.5)
              Percentage                                                               7.0 %                       (20.8) %

===========================================================================================================================

The decrease in order backlog from the 1998 second quarter primarily reflects a change in contract mix for ESSC, partially offset by an increase in DSC backlog due to new products. The increase in backlog from the fourth quarter of 1998 is principally due to an increase in ESSC on-site backlog related to a new contracts. This increase was partially offset by a decrease in DSC's product backlog. The Company's backlog as of any particular date should not be the sole measurement used in determining sales for any future period.

====================================================================================================================================
                                                           THREE MONTHS ENDED                             SIX MONTHS ENDED
                                                 ----------------------------------------       ------------------------------------
                                                    2ND QTR.                     2ND QTR.         2ND QTR.                2ND QTR.

(in millions)                                         1999        CHANGE           1998             1999    CHANGE          1998
------------------------------------------------------------------------------------------------------------------------------------
Gross margin - Enterprising Service Solutions  $       6.4    $       4.0    $      2.4    $     12.0   $       5.6   $      6.4
Gross margin - Document Solutions                     17.4           (3.6)         21.0          35.7          (8.7)        44.4
                                                 -----------    -----------    ----------    ----------   -----------   ----------
Total gross margin                             $      23.8    $       0.4    $     23.4    $     47.7   $      (3.1)  $     50.8
                                                 -----------     -----------   ----------    ----------   -----------   ----------
As a % of revenue                                     23.3  %                      20.8  %       23.2  %                    21.7  %
====================================================================================================================================

Gross margin, as a percent of revenue, increased from 20.8% in the second quarter of 1998 to 23.3% in the second quarter of 1999. As a percent of revenue, gross margin for DSC declined to 26.1% in the second quarter of 1999 from 28.1% in the second quarter of 1998. DSC's gross margin percentage decrease was basically the result of a change in sales mix with a reduction in supply sales, the higher than normal sales of pass though products at very low margin and the weak EURO in Europe. For ESSC, gross margin increased from 6.3% for the second quarter of 1998 to 18.2% for 1999. The gross margin improvement was principally the result of better operating efficiencies in both off-site and on-site service in the U.S.

For the first six months of 1999, gross margin as a percent of revenue, increased from 21.7% in 1998 to 23.6% in 1999. DSC's gross margin was lower by 1.6% due to the reasons mentioned above. ESSC's gross margin was higher by 7.5% principally due to the better operating efficiencies in the U.S.

======================================================================================================================
                                           THREE MONTHS ENDED                             SIX MONTHS ENDED
                                 ----------------------------------------       --------------------------------------
                                    2ND QTR.                     2ND QTR.         2ND QTR.                2ND QTR.

(in millions)                         1999        CHANGE           1998             1999    CHANGE          1998
----------------------------------------------------------------------------------------------------------------------
Operating expenses:

Selling, general and
    administrative             $      18.7    $      (3.1)   $     21.8     $     38.5    $      (3.6) $      42.1
Engineering, research and
    product development                4.3            0.2           4.1            8.4            0.0          8.4
Write-off of goodwill                               (15.0)         15.0                         (15.0)        15.0
                                 -----------    -----------    ----------     ----------    -----------   ----------
Total                          $      23.0    $     (17.9)   $     40.9     $     46.9    $     (18.6)  $     65.5

As a % of revenue                     22.5  %                      36.5  %        23.2  %                     28.0  %
======================================================================================================================

The decrease of $17.9 million in operating expenses from the second quarter of 1998 was primarily a result of a write-off of goodwill in 1998 and cost controls implemented in 1999. This decrease was partially offset by higher benefit costs and depreciation related to the Company's new business systems.

The decrease in operating expenses for the first six months of 1999 as compared to 1998 was a one-time write-off of goodwill in 1998, lower marketing expenses in ESSC due to adjustments to the sales force in early 1998 after the acquisition of Novadyne Computer Systems in late 1997 and cost controls implemented in 1999. This decrease was partially offset by consulting expenses related to the amending of the Company's credit agreement with NationsBank of Texas, N.A., increased benefit costs, and higher depreciation expenses related to the Company's new business systems.

======================================================================================================================
                                           THREE MONTHS ENDED                             SIX MONTHS ENDED
                                 ----------------------------------------       --------------------------------------
                                    2ND QTR.                     2ND QTR.         2ND QTR.                2ND QTR.

(in millions)                         1999        CHANGE           1998             1999      CHANGE          1998
----------------------------------------------------------------------------------------------------------------------
Interest expense, net          $       2.9    $    0.2       $      2.7       $      5.6   $   0.3     $       5.3

Percentage change                                  7.4 %                                       5.7 %
======================================================================================================================

Interest expense increased $0.2 million in the second quarter of 1999 compared to the same period a year ago due to costs associated with the Company's amendment to its credit agreement. Debt levels did not differ significantly compared to the second quarter of 1998. Interest expense is expected to remain at the second quarter level through the third quarter of 1999 due to amortization of bank fees from the amendment of the Company's credit agreement (see "Banking Arrangements"). Interest expense for the first six months of 1999 was $0.3 million higher than the same period in 1998 due to the bank fees mentioned above.

==============================================================================================================================
                                      THREE MONTHS ENDED                                      SIX MONTHS ENDED
                          --------------------------------------------     ---------------------------------------------------
                            2ND QTR.                         2ND QTR.         2ND QTR.                               2ND QTR.

(in millions)                1999              CHANGE         1998            1999                 CHANGE            1998
------------------------------------------------------------------------------------------------------------------------------
Income tax benefit      $      (0.1)      $       5.4    $      (5.5)    $       0.0         $        5.4       $      (5.4)

Effective tax rate              4.7%                            27.0%            0.0%                                  27.0%

==============================================================================================================================

During the second quarter of 1999, the Company fully reserved the domestic deferred tax assets created as the result of the Company's current operating loss consistent with its review at the end of 1998 of the recoverability of its deferred tax assets. The recorded tax benefit was related to foreign losses, partially offsetting earlier foreign income tax expense. During the second quarter of 1998, the tax rate was affected by the anticipated partial utilization of fully reserved foreign operating losses and the tax benefits associated with the goodwill write-off. For the first six months of 1999, deferred tax assets were fully reserved compared to 1998 when a tax benefit was recorded related to the write-off of goodwill.

LIQUIDITY AND CAPITAL RESOURCES

====================================================================================================================================
                                                                                   SIX MONTHS ENDED
                                                       -------------------------------------------------------------------------
(in millions)                                                2ND QTR.                                           2ND QTR.
                                                               1999                                               1998
------------------------------------------------------------------------------------------------------------------------------------
Cash provided by operations                          $             16.1                                 $               4.2

Cash used in investing activities                                  (8.4)                                              (13.7)

Cash (used in) provided by financing activities                    (4.4)                                               11.6

====================================================================================================================================

=======================================================================================================

(in millions)                       2ND QUARTER                              4TH QUARTER
                                       1999                                     1998
-------------------------------------------------------------------------------------------------------
Working capital               $                69.5                   $                75.4

Inventories                                    49.5                                    59.6

Debt obligations                              108.6                                   112.9

Debt to equity ratio                       5.2 to 1                                4.6 to 1

=======================================================================================================

Cash provided by operations was $16.1 million for the first six months of 1999 compared to $4.2 million in the first half of 1998. The increase in cash from operations was principally due to the decreases in inventory and accounts receivable partially offset by the Company's operating loss. The Company's working capital decreased $5.9 million as of July 4, 1999, as compared to January 3, 1999 due primarily to the following: a $10.1 million decrease in inventory resulting from the Company's inventory reduction program; a $6.2 million decrease in accounts payable; a $7.8 million decrease in trade and other accounts receivable directly related to the Company's lower revenue, and a $3.3 million increase in cash, primarily in Europe. Debt decreased from December 1998. This decrease was required as the Company's borrowing base relating to the revolving credit line declined with the reductions to inventory and accounts receivable. This reduction of borrowing base was partially offset by a liquidity facility available in April 1999. In early April, the Company drew on its new liquidity facility to fund current liabilities (see "Banking Arrangements"). Debt to equity ratio improved slightly over year-end. The Company had $1.6 million available on its revolving credit facility as of July 4, 1999.

BANKING ARRANGEMENTS

The Company has credit facilities with Bank of America, N.A., as agent for a group of lenders. When put in place in early 1996, maximum availability under the credit facilities was $75 million. The commitments under the facilities were increased to $125 million in late 1997. As of the end of the second quarter of fiscal 1999, the commitments had decreased to $116 million. Loans under this agreement have been used to fund operations, capital expenditures, and acquisitions. These facilities are secured by substantially all of the Company's assets. They are comprised of two term loans aggregating $55 million, with maturity dates in 2002 and 2004, and a revolving credit line of $70 million (now reduced to $61 million) maturing in September, 2002. Connected to the facilities is an interest rate swap which fixes the interest rate on approximately $37.5 million of the facility at approximately 8.5%. The interest rate on the balance of the facility is based on LIBOR plus a certain percentage based on Company performance.

In 1998, the Company and the lender group amended the facilities several times . These amendments were necessary because the Company was unable to meet certain of the financial covenants in the agreement and required adjustments to the agreement to allow the Company to increase availability under the existing credit line for working capital purposes. The amendments included adjusting the financial covenants until the end of 1998, limiting capital expenditures to a maximum of $27 million for 1998, adjusting borrowing base percentages through February 15, 1999 (allowing the Company increased borrowing ability) and adjusting the interest rate upwards 1.50% on the incremental increased borrowing against the higher base.

In February 1999, a further amendment to the credit agreement took effect. This amendment retained the increased borrowing base percentages through April 5, 1999. The Company also pledged 65% of the shares in the Company's Canadian subsidiary as additional collateral.

On April 2, 1999, an additional amendment ("Amendment 7") to the credit agreement was put in place. It extended the increased borrowing base percentages until June 2000 and changed the financial covenants relating to

1) minimum earnings before charges for interest, state, federal and municipal income taxes, depreciation, and amortization ("EBITDA"), 2) minimum net worth requirements, and 3) 1999 capital expenditures, which were limited to approximately $19 million. The lenders also made available an additional $10 million for short term liquidity purposes. This amount, to the extent borrowed, is due on September 30, 1999 or the due date can be extended at the Company's option on a quarterly basis for a fee of 0.5% of the liquidity facility outstanding. The interest rate on the revolver and the additional $10 million is 3.5% above LIBOR on Eurodollar loans. The Company drew $10 million on the liquidity facility in April 1999.

As consideration for Amendment 7, the Company agreed to pay an amendment fee of $1.2 million upon the earlier of the prepayment in full of the credit facilities or the acceleration of the Company's obligations to repay the loans. This fee has been accrued. The Company has also agreed to pay a continuation fee on the last day of each fiscal quarter beginning with the fourth quarter of fiscal year 1999 until the obligations are paid. The continuation fee is 0.5% of all obligations outstanding on the last day of each such fiscal quarter. As further consideration, the Company pledged 65% of the shares in several foreign subsidiaries as additional collateral. The lenders also received warrants to purchase one million shares of GENICOM common stock at $1.94 per share. The warrants are callable through March 31, 2000 under certain conditions and cannot be exercised before then. Amendment 7 reduced the lenders' revolving credit commitments to $62 million at the end of the first fiscal quarter of 1999, $61 million at the end of the second fiscal quarter of 1999, $58 million at the end of the third fiscal quarter of 1999, and $52 million at the end of fiscal 1999. The amount outstanding under the revolver and liquidity facility at July 4, 1999 was $58.7 million. The Company was in compliance with the financial covenants in the credit facility at the end of the second quarter and has timely paid all interest and principal payments due under the credit facilities through July 1999.

Based on its current third quarter projections, the Company is unable to determine that it will be in compliance with its minimum monthly EBITDA requirements for each month of the third quarter. If this noncompliance were to occur, the Company would seek a waiver of the requirement from the lender group. The Company cannot predict whether, or on what terms, the lender group would grant such a waiver. During the second quarter, the Company generated cash from the conversion of accounts receivable and inventory to cash and depreciation and amortization exceeding capital expenditures. This cash was used to fund the Company's continuing losses and pay down outstanding debt. Continued losses and an absence of lender support, could cause liquidity issues for the Company in the future. Inability of the Company to reach agreement with the lender group on a covenant noncompliance waiver, if one is required, or the liquidity issues could have a material adverse effect on the Company.

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

Since 1996, the Company has been identifying and seeking to minimize its exposure to the Year 2000 problem. In 1996, the Company began expending significant funds under contracts with EDS to replace the majority of its internal computer system. During this process, the Company has required third party vendors to make representations that the components of the new systems and related software are Year 2000 compliant. The replacement equipment is scheduled to be completely installed and tested by early December 1999. The Company is currently on schedule related to the installation. As a result, the Company does not anticipate Year 2000 problems with its internal systems. The approximately $18-$20 million cost of the replacement system is being capitalized by the Company. The Company has incurred approximately $17.2 million through July 4, 1999 associated with this replacement system.

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

Item 4. Submission of Matters to a Vote of Security Holders:

a)     The Company's annual meeting of stockholders was held May 19, 1999.

c) At said annual meeting, stockholders elected the Company's four directors, amended the Company's 1997 Stock Option Plan, and approved the appointment of PricewaterhouseCoopers L.L.P. as the Company's independent accountants.

       Directors

         Director           Votes for           Withheld            Broker Non-Votes
Don E. Ackerman             8,992,425            50,377                    0
John Hill                   8,995,039            47,763                    0
Abraham Ostrovsky           8,995,039            47,763                    0
Paul T. Winn                8,991,000            51,802                    0

       Stock Option Plan

                                                          Abstentions or
             Votes for           Votes against           Broker Non-Votes
             ---------           -------------           ----------------
             2,404,072             1,090,325                5,548,405

       Accountants

                                                          Abstentions or
             Votes for           Votes against           Broker Non-Votes
             ---------           -------------           ----------------
             8,742,069              236,793                   63,939

Item 5. Other Information:

Not applicable

Item 6. Exhibits and Reports on Form 8-K:

       (a)    Exhibits

              NUMBER                  DESCRIPTION
              -------------------     ------------------------------------------------------
              27.1                    Financial Data Schedule

       (b)    Reports on Form 8-K:

              Not applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                GENICOM Corporation
                                 ---------------------------------------------------
                                                     Registrant

Date:  August 18, 1999

                                                  /s/James C. Gale
                                 ---------------------------------------------------
                                                     Signature

                                 James C. Gale
                                 Senior Vice President Finance and
                                 Chief Financial Officer

                                 (Mr. Gale is the Chief Financial Officer and has been duly authorized to sign on behalf of the Registrant)

                      GENICOM CORPORATION AND SUBSIDIARIES

                         INDEX TO EXHIBITS TO FORM 10-Q

                   FOR THE QUARTERLY PERIOD ENDED JULY 4, 1999

EXHIBIT
NUMBER                  DESCRIPTION                                      PAGE
-------------------     --------------------------------------------     -------------------------------
27.1                    Financial Data Schedule                          Filed only with EDGAR version