Form 10-Q
period 1999-10-03
GENICOM CORP
filed 1999-11-23
CIK 766738

===============================================================================
                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 1999
                                              OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934     [NO FEE REQUIRED]

For the transition period from _______ to _________

                          Commission File No.: 0-14685

                               GENICOM CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE                                    51-0271821
               --------                                    ----------
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                     Identification No.)

      14800 CONFERENCE CENTER DRIVE
          SUITE 400, WESTFIELDS
           CHANTILLY, VIRGINIA                               20151
(Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (703) 802-9200

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No -
                                       ---     ---

        As of October 29, 1999, there were 11,734,500 shares of Common Stock of the Registrant outstanding.

===============================================================================

                                 FORM 10-Q INDEX

                         PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

                Consolidated Balance Sheets - October 3, 1999 and January 3, 1999           3

                Consolidated Statements of Operations - Three and Nine Months Ended
                  October 3, 1999 and September 27, 1998                                    4

                Consolidated Statements of Cash Flows - Three and Nine Months Ended
                 October 3, 1999 and September 27, 1998                                     5

                Notes to Consolidated Financial Statements                             6 - 10

Item 2.         Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                           11 - 16

Item 3.         Market Risk                                                                17

                            PART II - OTHER INFORMATION

Item 1.         Legal Proceedings                                                          17

Item 2.         Changes in Securities                                                      17

Item 3.         Defaults Upon Senior Securities                                            17

Item 4.         Submission of Matters to a Vote of Security Holders                        18

Item 5.         Other Information                                                          18

Item 6.         Exhibits and Reports on Form 8-K                                           18

Signatures                                                                                 19

Index to Exhibits                                                                         E-1


                         PART I. - FINANCIAL INFORMATION

Item 1.   Financial Statements

                      GENICOM CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                          OCTOBER 3,            JANUARY 3,
(In thousands, except share data)                            1999                  1999
                                                         --------------       ---------------
                                                          (UNAUDITED)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                           $  10,527              $   4,894
    Accounts receivable, less allowance for
        doubtful accounts of $4,162 and $5,716             72,091                 83,893
    Other receivables                                       1,406                  2,714
    Inventories (note 2)                                   40,563                 59,617
    Prepaid expenses and other assets                       2,137                 12,664
                                                        ---------              ---------
        TOTAL CURRENT ASSETS                              126,724                163,782
Property, plant and equipment, net                         44,228                 45,459
Goodwill                                                   13,139                 15,965
Intangibles and other assets                                7,391                  4,771
                                                        ---------              ---------
                                                        $ 191,482              $ 229,977
                                                        =========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of long-term debt (note 5)          $ 111,873              $   7,936
    Accounts payable and accrued expenses                  68,255                 67,096
    Deferred income                                        12,269                 13,344
                                                        ---------              ---------
        TOTAL CURRENT LIABILITIES                         192,397                 88,376
Long-term debt, less current portion                      105,000
Other non-current liabilities                               9,554                 11,984
                                                        ---------              ---------
        TOTAL LIABILITIES                                 201,951                205,360
                                                        ---------              ---------
STOCKHOLDERS' EQUITY:
    Common stock, $0.01 par value; 18,000,000 shares
        authorized, 11,683,174 and 11,581,661 shares
        issued and outstanding, respectively                  117                    116
    Additional paid-in capital                             30,512                 29,216
    Accumulated deficit                                   (38,398)                (2,039)
    Accumulated other comprehensive loss                   (2,700)                (2,676)
                                                        ---------              ---------
        TOTAL STOCKHOLDERS' EQUITY                        (10,469)                24,617
                                                        ---------              ---------
                                                        $ 191,482              $ 229,977
                                                        =========              =========



The accompanying notes are an integral part of these financial statements.

                      GENICOM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  THREE MONTHS ENDED,           NINE MONTHS ENDED,
                                               OCTOBER 3,     SEPTEMBER 27,  OCTOBER 3,    SEPTEMBER 27,
(In thousands, except per share data)              1999           1998           1999          1998
                                               -----------    -----------    -----------   -----------
REVENUES, NET:
    Products                                  $     55,329   $     73,400   $    185,162  $    228,415
    Services                                        28,769         35,680        101,440       114,828
                                                -----------    -----------    -----------   -----------
                                                    84,098        109,080        286,602       343,243
                                                -----------    -----------    -----------   -----------

OPERATING COSTS AND EXPENSES:
    Cost of revenues:
       Products                                     45,052         52,361        139,186       163,012
       Services                                     29,013         32,016         89,689       104,769
       Service inventory adjustment
         (note 2)                                    2,047                         5,700
    Selling, general and
      administration                                19,587         18,883         58,089        60,936
    Engineering, research and
       product development                           4,181          3,767         12,563        12,191
   Write-off of goodwill                                                                        15,000
                                                -----------    -----------    -----------   -----------
                                                    99,880        107,027        305,227       355,908
                                                -----------    -----------    -----------   -----------

OPERATING (LOSS) INCOME                            (15,782)         2,053        (18,625)      (12,665)
Interest expense, net                                2,966          2,887          8,581         8,217
                                                -----------    -----------    -----------   -----------

LOSS BEFORE INCOME TAXES                           (18,748)          (834)       (27,206)      (20,882)
Income tax expense (benefit) (note 4)                9,137           (225)         9,150        (5,639)
                                                -----------    -----------    -----------   -----------

NET LOSS                                       $   (27,885)   $      (609)   $   (36,356)  $   (15,243)
                                                ===========    ===========    ===========   ===========

Loss per common share (basic)                  $     (2.39)   $     (0.05)   $     (3.12)  $     (1.32)
                                                ===========    ===========    ===========   ===========

Loss per common share (diluted)                $     (2.39)   $     (0.05)   $     (3.12)  $     (1.32)
                                                ===========    ===========    ===========   ===========

Weighted average number of
   common shares outstanding
   (basic)                                           11,683         11,562         11,645        11,527
                                                -----------    -----------    -----------   -----------

Weighted average number of common
shares and dilutive shares
(diluted)                                            11,683         11,562         11,645        11,527
                                                ===========    ===========    ===========   ===========



   The accompanying notes are an integral part of these financial statements.

                      GENICOM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 NINE MONTHS ENDED,
                                                             OCTOBER 3,       SEPTEMBER 27,
(In thousands)                                                  1999              1998
                                                            --------------    --------------
Cash flows from operating activities:
    Net loss                                              $       (36,356)  $       (15,243)
    Adjustments to reconcile net loss to cash provided
      by operating activities:
        Depreciation                                                9,813            10,787
        Amortization                                                5,571             5,899
        Write-off of goodwill                                                        15,000
        Service inventory adjustment (note 2)                       5,700
        Deferred tax reserve (note 4)                               9,217
        Changes in assets and liabilities:
              Accounts receivable                                  13,860             3,017
              Inventories                                          14,923             1,690
              Accounts payable and accrued expenses                (2,968)           (8,414)
              Deferred income                                      (1,075)           (2,191)
              Other                                                (1,316)           (5,392)
                                                            --------------    --------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                          17,369             5,153
                                                            --------------    --------------

Cash flows from investing activities:
    Additions to property, plant and equipment                    (10,499)          (16,460)
    Other investing                                                  (236)           (2,060)
                                                            --------------    --------------
NET CASH USED IN INVESTING ACTIVITIES                             (10,735)          (18,520)
                                                            --------------    --------------

Cash flows from financing activities:
    Borrowings on long-term debt                                   16,897            29,904
    Payments on long-term debt                                    (17,960)          (12,005)
    Bank overdraft                                                                   (2,172)
    Financing costs                                                  (102)             (468)
                                                            --------------    --------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES               (1,165)            15,259
                                                            --------------    --------------

Effect of exchange rate changes on cash and cash
 equivalents                                                          164                 9
                                                            --------------    --------------

Net increase in cash and cash equivalents                           5,633             1,901
Cash and cash equivalents at beginning of period                    4,894             4,622
                                                            --------------    --------------
Cash and cash equivalents at end of period                $        10,527   $         6,523
                                                            ==============    ==============


   The accompanying notes are an integral part of these financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.      FINANCIAL STATEMENTS

        In the opinion of management, the accompanying unaudited consolidated financial statements of GENICOM Corporation and subsidiaries (the "Company" or "GENICOM") contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of October 3, 1999, and the results of operations and cash flows for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed unaudited consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's January 3, 1999 Annual Report on Form 10-K. The results of operations for the nine months ended October 3, 1999, are not necessarily indicative of the operating results to be expected for the full year.

2.      1999 INVENTORY ADJUSTMENTS AND QUARTERLY RESTATEMENTS

        During October 1999, the Company conducted a physical count of the Enterprising Solutions Service company ("ESSC") parts and supplies inventory. During its reconciliation of the physical count to its perpetual inventory records, the Company discovered discrepancies that occurred undetected in the first and second quarters of 1999 associated with the internal transfer of parts among various locations within the Company. These errors have the effect of increasing ESSC's cost of revenue and the Company's operating loss for the first and second quarters of 1999 by $2.7 million and $1 million, respectively. In addition, they decreased inventory for the first and second quarter of 1999 by $2.7 million and $3.7 million, respectively. The Company's unaudited consolidated financial statements for the first and second quarters of 1999 have been restated for the following effect of these discrepancies.


                                                  Quarter Ended                                Six Months Ended
                            -----------------------------------------------------------
                                    April 4, 1999                 July 4, 1999                   July 4, 1999
                            -------------  -------------  -------------   -------------  -------------   -------------
                            As reported      Restated     As reported       Restated     As reported       Restated
                            -------------  -------------  -------------   -------------  -------------   -------------
Operating income (loss)       $    (11)     $ (2,687)     $    821         $   (156)       $    810       $ (2,843)
Net loss                      $ (2,808)     $ (5,484)     $ (2,010)        $ (2,987)       $ (4,818)      $ (8,471)
Net loss per common share     $  (0.24)     $  (0.47)     $  (0.17)        $  (0.26)       $  (0.41)      $  (0.73)
Inventory                     $ 50,617      $ 47,941      $ 49,517         $ 45,864        $ 49,517       $ 45,864
Accumulated deficit           $ (4,847)     $ (7,523)     $ (6,857)        $(10,510)       $ (6,857)      $(10,510)

        All amounts included in this filing as of and for the nine months ended October 3, 1999 reflect the effect of the correction of these errors and the related restatements. Refer also to the Company's Forms 10-Q/A for the quarters ended April 4, 1999 and July 4, 1999.

3.      INVENTORIES

        Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. Inventories consist of, in thousands:

                      OCTOBER 3,      JANUARY 3,
                         1999           1999
                       -------        -------
Raw materials          $ 3,665        $ 4,086
Work in process            490            930
Finished goods          36,408         54,601
                       -------        -------
                       $40,563        $59,617
                       -------        -------

4.      INCOME TAXES

        Due to the sustained losses incurred by the Company's U.S. operations throughout 1999, and consistent with its assessment of the recoverability of its deferred tax assets at the end of 1998, the Company's management has determined that a full valuation allowance will be recognized against the deferred tax assets relating to its U.S. operations. Current information indicates that it is more likely than not that the U.S. deferred tax assets will not be realized. Therefore, an additional valuation allowance of $9.2 million has been recognized during the third quarter of 1999.

5.      DEBT

        The Company was not in compliance with several covenants and payment provisions of its credit facility at the end of the third quarter 1999 (see Part II, Item 3). Due to the previously described restatements (see note 2) of the Company's first and second quarter 1999 unaudited consolidated financial statements, the Company has not been in compliance with its loan covenants and certain payment provisions from the end of the first quarter of 1999. In addition, based upon these restatements, the Company exceeded its borrowing base capacity from the end of the first quarter 1999. Accordingly, all of the borrowings under the credit facility have been classified as current liabilities.

        The Company is currently in negotiations with the lenders concerning the covenant and payment non-compliance and possible remedies. These remedies could include waivers, forbearance, or restructuring of the debt. The Company is currently experiencing liquidity problems and has several vendors in a past due position. Continued losses and an absence of lender support, will cause additional liquidity concerns and have a material adverse effect on the Company's ability to continue as a going concern.

        The Company has $4.7 million recorded at October 3, 1999 as net deferred financing costs related to the current credit facility, which is being amortized over the remaining term of the loan through 2003. If the current credit facility is refinanced or the borrowed amount is declared by the lenders to be payable on demand, the remaining unamortized deferred financing costs will be adjusted in the period of refinancing or when the debt is declared payable.

6.      EARNINGS PER SHARE

        Earnings per share are based upon the weighted average number of common shares and dilutive common share equivalents (using the treasury stock method) outstanding during the period.

                                           Three Months Ended October 3, 1999
                                        ----------------------------------------
                                           Loss         Shares       Per Share
                                        ------------  ------------   -----------
BASIC EPS

Loss available to shareholders          $  (27,885)        11,683    $   (2.39)

Weighted shares from stock options (1)
                                        ------------  ------------   -----------

DILUTED EPS                             $  (27,885)        11,683    $   (2.39)
                                        ------------  ------------   -----------


                                          Three Months Ended September 27, 1998
                                        ----------------------------------------
                                           Loss         Shares       Per Share
                                        ------------  ------------   -----------
BASIC EPS

Loss available to shareholders          $     (609)        11,562    $   (0.05)

Weighted shares from stock options (1)
                                        ------------  ------------   -----------

DILUTED EPS                             $     (609)        11,562    $   (0.05)
                                        ------------  ------------   -----------


                                          Nine Months Ended October 3, 1999
                                        ----------------------------------------
                                           Loss         Shares       Per Share
                                        ------------  ------------   -----------
BASIC EPS

Loss available to shareholders          $  (36,356)        11,645    $   (3.12)

Weighted shares from stock options (1)
                                        ------------  ------------   -----------

DILUTED EPS                             $  (36,356)        11,645    $   (3.12)
                                        ------------  ------------   -----------

                                          Nine Months Ended September 27, 1998
                                        ----------------------------------------
                                           Loss         Shares       Per Share
                                        ------------  ------------   -----------
BASIC EPS

Loss available to shareholders          $  (15,243)        11,527    $   (1.32)

Weighted shares from stock options (1)
                                        ------------  ------------   -----------

DILUTED EPS                             $  (15,243)        11,527    $   (1.32)
                                        ------------  ------------   -----------

        (1) For the three months ended October 3, 1999 and September 27, 1998, 126,000 and 605,000 shares equivalent, respectively, have been omitted due to their antidilutive nature. For the nine months ended October 3, 1999 and September 27, 1998, 290,000 and 1,030,000 equivalent shares, respectively, have been omitted due to their antidilutive nature.

7.      SEGMENT INFORMATION

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

                                                   Nine Months Ended or As of
                                                October 3,          September 27.
(in thousands)                                     1999                 1998
                                              ----------------     ----------------
REVENUE
Document Solutions                          $         185,162    $         228,415
Enterprising Service Solutions                        101,440              114,828
                                              ----------------     ----------------
                                            $         286,602    $         343,243
                                              ----------------     ----------------

OPERATING (LOSS) INCOME
Document Solutions                          $            (868)   $           7,168
Enterprising Service Solutions                        (17,757)             (19,833)
                                              ----------------     ----------------
                                            $         (18,625)   $         (12,665)
                                              ----------------     ----------------

DEPRECIATION AND AMORTIZATION
Document Solutions                          $           4,412    $           4,832
Enterprising Service Solutions                          8,646               10,578
Corporate and other                                     2,326                1,276
                                              ----------------     ----------------
                                            $          15,384    $          16,686
                                              ----------------     ----------------

ASSETS
Document Solutions                          $          94,104    $         130,352
Enterprising Service Solutions                         69,664               83,121
Corporate and other                                    27,714               27,835
                                              ----------------     ----------------
                                            $         191,482    $         241,308
                                              ----------------     ----------------

CAPITAL EXPENDITURES
Document Solutions                          $           2,349    $           2,812
Enterprising Service Solutions                          5,356                8,655
Corporate and other                                     2,794                4,993
                                              ----------------     ----------------
                                            $          10,499    $          16,460
                                              ----------------     ----------------

8.      COMMITMENTS AND CONTINGENCIES

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

        On November 8, 1999, the Company was served in a lawsuit brought in U.S. District Court for the Southern District of Texas by Anglo Metal, Inc. naming it and 143 other entities as co-defendants in an action under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980. The suit seeks contribution of CERCLA response costs incurred by the plaintiff based on allegations that the Company and the other defendants released hazardous substances onto the plaintiff's property in San Juan, Texas. At this time the Company cannot determine if this matter will have a material impact on the financial condition of the Company.

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

9.       COMPREHENSIVE INCOME

        The Company's loss, if reported on a comprehensive basis, would be as follows:

                                       Three Months Ended                Nine Months Ended
                                  ------------------------------   ------------------------------
                                   October 3,       September 27,   October 3,     September 27,
                                      1999             1998            1999            1998
                                  --------------   -------------   --------------  --------------
Reported loss                   $       (27,885) $        (609)   $     (36,356) $      (15,243)
Foreign currency translation                221            (41)             (24)           (146)
Tax benefit                                                 11                               39
                                  --------------   -------------   --------------  --------------

Comprehensive loss              $       (27,664) $        (639)   $     (36,380) $      (15,350)
                                  --------------   -------------   --------------  --------------

10.     NEW ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company will be required to adopt this new accounting standard during the third fiscal quarter of 2000. Management does not anticipate early adoption. The Company believes that the effect of adoption of SFAS No. 133 will not be material.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition:

Amounts for the nine months ended October 3, 1999, include the effect of the restatements of the first and second quarters of 1999 discussed in Note 2 of the Company's unaudited consolidated financial statements.

                              RESULTS OF OPERATIONS

---------------------------------------------------------------------------------------------------------------------
                                                  THREE MONTHS ENDED                      NINE MONTHS ENDED
                                          -----------------------------------     -----------------------------------
                                           3RD QTR.                  3RD QTR.      3RD QTR.                   3RD QTR.
(in millions)                              1999         CHANGE        1998         1999        CHANGE         1998
---------------------------------------------------------------------------------------------------------------------
Revenues - Enterprising Service
Solutions                               $    28.8     $  (6.9)     $    35.7    $  101.4     $  (13.4)     $   114.8
Revenues - Document Solutions                55.3       (18.1)          73.4       185.2        (43.2)         228.4
                                          --------      -------      --------     -------      --------      --------

Total Revenues                          $    84.1     $ (25.0)     $   109.1    $  286.6     $  (56.6)     $   343.2
                                          --------      -------      --------     -------      --------      --------
Percentage change                                       (22.9) %                                (16.5) %
---------------------------------------------------------------------------------------------------------------------

Revenue in the third quarter of 1999 decreased 22.9% from the third quarter of 1998 primarily due to lower printer and supply sales related to the Digital/Compaq contract, lower off-site repair revenue due to a decision to close the Fort Worth depot and exit the express parts business which were low margin businesses, and lower levels of on-site service revenue. Documents Solutions ("DSC") revenue was 24.6% lower than the third quarter of 1998 principally as a result of the Digital/Compaq sales mentioned above. Enterprising Service Solutions ("ESSC") revenue decreased 19.3% from the prior year quarter. The decrease in ESSC revenue was principally due to the lower off-site and on-site revenue for the reasons mentioned partially offset by higher Canadian service revenue.

Revenue for the nine months ended October 3, 1999 was 16.5% lower than the first nine months of 1998. This was due primarily to the reasons mentioned above; moreover, in 1998, ESSC had substantial revenues in the first quarter from a contract with NASDAQ.

Digital branded printer and supply sales have softened over the past fifteen months. Although broader product lines have been introduced, Compaq Computer Corporation's acquisition of Digital has required a migration from Digital to Compaq branding, realignment of channels and changes in the business relationship. The Company has been authorized to sell selected products under the Compaq brand. The Company is currently in discussions with Compaq concerning changes in the terms of the contract governing their relationship. GENICOM is unable to predict at this time the outcome of discussions and whether or to what extent the relationship will continue.

----------------------------------------------------------------------------------------------------------------
                                                   THREE MONTHS ENDED                 NINE MONTHS ENDED
                                              ------------------------------    -----------------------------
                                               3RD QTR.             3RD QTR.    3RD QTR.              3RD QTR.
(in millions)                                  1999       CHANGE     1998        1999      CHANGE     1998
----------------------------------------------------------------------------------------------------------------
Gross margin - Enterprising Service
Solutions                                   $   (2.2)   $   (5.9) $     3.7   $     6.1   $   (4.0) $    10.1
Gross margin - Document Solutions                10.3      (10.7)      21.0        46.0      (19.4)      65.4
                                              --------    --------  --------    --------    --------  --------
Total gross margin                          $     8.1   $  (16.6) $    24.7   $    52.1   $  (23.4) $    75.5
                                              --------    --------  --------    --------    --------  --------
As a % of revenue                                 9.6 %                22.7 %      18.2 %              22.0 %
----------------------------------------------------------------------------------------------------------------

Gross margin, as a percentage of revenue, decreased from 22.7% in the third quarter of 1998 to 9.6% in the third quarter of 1999. As a percentage of revenue, gross margin for DSC declined to 18.5% in the third quarter of 1999 from 28.7% in the third quarter of 1998. Primary contributors to DSC's gross margin percentage decrease were a change in sales mix with a proportionate reduction in higher margin supply sales, higher than normal sales of pass though products at very low margins, asset reserves and the EURO and related pricing constraints in Europe which put pressure on margins as a consequence. For ESSC, gross margin decreased from 10.3% for the third quarter of 1998 to (8.0) % for 1999. This decrease primarily resulted from inventory adjustments, additional reserves for obsolescence, and higher material and labor costs (refer to note 2).

For the first nine months of 1999, gross margin as a percentage of revenue, decreased from 22.0% in 1998 to 18.2% in 1999. DSC's gross margin was lower by 3.8% due to the reasons mentioned above. ESSC's gross margin was lower by 2.8%, principally due to higher material costs, higher labor costs, and the inventory adjustment.

--------------------------------------------------------------------------------------------------------------------
                                       THREE MONTHS ENDED                          NINE MONTHS ENDED
                              -------------------------------------     -----------------------------------------
                              3RD QTR.                   3RD QTR.       3RD QTR.                       3RD QTR.
(in millions)                   1999          CHANGE       1998           1999            CHANGE         1998
--------------------------------------------------------------------------------------------------------------------
Operating expenses:

Selling, general and
    administrative          $     19.6     $      0.7 $       18.9    $      58.1    $     (2.8)     $      60.9
Engineering, research and
    product development            4.2            0.4          3.8           12.6            0.4            12.2
Write-off of goodwill                                                                     (15.0)            15.0
                              ---------      ---------   ----------     ----------     ----------      ----------
Total                       $     23.8     $      1.1  $      22.7    $      70.7    $    (17.4)     $      88.1

As a % of revenue                 28.3 %                      20.8 %         24.7 %                         25.7 %

--------------------------------------------------------------------------------------------------------------------

The increase of $1.1 million in operating expenses from the third quarter of 1998 was primarily a result of higher engineering and development costs for new products, higher employee wage and benefit costs, higher consulting costs related to the Company's current financial situation, and depreciation related to the Company's new business systems. This increase was partially offset by expense controls.

The decrease in operating expenses for the first nine months of 1999 as compared to 1998 resulted from a one-time write-off of goodwill in 1998, lower marketing expenses in ESSC (due to adjustments to the sales force in early 1998 after the acquisition of Novadyne Computer Systems in late 1997) and cost controls implemented in 1999. This decrease was partially offset by consulting expenses related to the amending of the Company's credit agreement with Bank of America, N.A., consulting costs concerning the Company's current financial situation, increased employee wage and benefit costs, and higher depreciation expenses related to the Company's new business systems.

----------------------------------------------------------------------------------------------------------------
                                        THREE MONTHS ENDED                        NINE MONTHS ENDED
                                ------------------------------------      -----------------------------------
                                 3RD QTR.                    3RD QTR.     3RD QTR.                    3RD QTR.
(in millions)                    1999           CHANGE       1998          1999          CHANGE       1998
----------------------------------------------------------------------------------------------------------------
Interest expense, net         $     3.0     $     0.1     $     2.9     $     8.6    $     0.4     $     8.2

Percentage change                                 3.4 %                                    4.9 %

----------------------------------------------------------------------------------------------------------------

Interest expense increased $0.1 million in the third quarter of 1999 compared to the same period a year ago due to costs associated with the Company's amendment to its credit agreement. Debt levels did not differ significantly compared to the third quarter of 1999. Interest expense for the first nine months of 1999 was $0.4 million higher than the same period in 1998 due to the amortization of bank fees associated with the Company's credit facility.

------------------------------------------------------------------------------------------------------------------
                                            THREE MONTHS ENDED                       NINE MONTHS ENDED
                                      --------------------------------    ----------------------------------------
                                       3RD                     3RD         3RD
                                       QTR.                    QTR.        QTR.                       3RD QTR.
(in millions)                          1999        CHANGE      1998        1999          CHANGE         1998
------------------------------------------------------------------------------------------------------------------
Income tax expense (benefit)        $     9.1    $     9.3  $   (0.2)   $     9.2     $     14.8    $    (5.6)

Effective tax rate                                              27.0%                                    27.0%

------------------------------------------------------------------------------------------------------------------

During the third quarter of 1999, the Company has provided a full valuation allowance against the domestic deferred tax assets created primarily as the result of the Company's operating losses. Due to the continuing losses experienced by the Company, realization of these assets is uncertain. During the third quarter of 1998, the tax rate was affected by the anticipated partial utilization of fully reserved foreign operating losses and the tax benefits associated with the goodwill write-off. For the first nine months of 1999, deferred tax assets were fully reserved compared to 1998 when a tax benefit was recorded related to the write-off of goodwill.

LIQUIDITY AND CAPITAL RESOURCES

-------------------------------------------------------------------------------------------------------
                                                                       Nine Months Ended
                                                         ----------------------------------------------
(in millions)                                             3rd Qtr.                         3rd Qtr.
                                                            1999                             1998
-------------------------------------------------------------------------------------------------------
Cash provided by operations                                 $       17.4          $       5.2

Cash used in investing activities                                  (10.7)               (18.5)

Cash (used in) provided by financing activities                     (1.2)                 15.3
-------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------

(in millions)                                           3RD QUARTER                   4TH QUARTER
                                                            1999                         1998
----------------------------------------------------------------------------------------------------

Working capital                                      $         (65.7)             $            75.4

Inventories                                                      40.6                          59.6

Debt obligations                                                111.9                         112.9

Debt to equity ratio                                              n/a                      4.6 to 1

----------------------------------------------------------------------------------------------------

Cash provided by operations was $17.4 million for the first nine months of 1999 compared to $5.2 million in the same period of 1998. The increase in cash from operations was principally due to the decreases in inventory (other than the inventory adjustment) and accounts receivable partially offset by the Company's operating loss. The Company's working capital decreased $141.1 million as of October 3, 1999, as compared to January 3, 1999 due primarily to the following: a reclassification of all debt to current debt due to the Company's non-compliance of certain provisions under its credit agreement, a $12.7 million decrease in inventory resulting from the Company's inventory reduction program (other than the inventory adjustment), a $11.8 million decrease in trade and other accounts receivable directly related to the Company's lower revenue, and a $5.6 million increase in cash. Debt is flat compared to December 1998. The balance of the revolving credit facility exceeded the borrowing base formula as of October 3, 1999.

BANKING ARRANGEMENTS

The Company has credit facilities with Bank of America, N.A., as agent for a group of lenders. When put in place in early 1996, the maximum availability under the credit facilities was $75 million. The commitments under the facilities were increased to $125 million in late 1997. As of the end of the third quarter of fiscal 1999, the commitments had decreased to $113 million. Loans under this agreement have been used to fund operations, capital expenditures, and acquisitions. These facilities are secured by substantially all of the Company's assets. They are comprised of two term loans aggregating $55 million, with maturity dates in 2002 and 2004, and a revolving credit line of $70 million (now reduced to $58 million) maturing in September, 2002. Connected to the facilities is an interest rate swap which fixes the interest rate on approximately $37.5 million of the facility at approximately 8.5%. The interest rate on the balance of the facility is based on LIBOR plus a certain percentage based on Company performance.

In 1998, the Company and the lender group amended the facilities several times. These amendments were necessary because the Company was unable to meet certain of the financial covenants in the agreement and required adjustments to the agreement to allow the Company to increase availability under the existing credit line for working capital purposes. The amendments included adjusting the financial covenants until the end of 1998, limiting capital expenditures to a maximum of $27 million for 1998, adjusting borrowing base percentages through February 15, 1999 (allowing the Company increased borrowing ability) and adjusting the interest rate upwards 1.5% on the incremental increased borrowing against the higher base.

In February 1999, a further amendment to the credit agreement took effect. This amendment retained the increased borrowing base percentages through April 5, 1999. The Company also pledged 65% of the shares in the Company's Canadian subsidiary as additional collateral.

On April 2, 1999, an additional amendment ("Amendment 7") to the credit agreement was put in place. It extended the increased borrowing base percentages until June 2000 and changed the financial covenants relating to 1) minimum earnings before charges for interest, state, federal and municipal income taxes, depreciation, and amortization ("EBITDA"), 2) minimum net worth requirements, and 3) 1999 capital expenditures, which were limited to approximately $19 million. The lenders also made available an additional $10 million for short term liquidity purposes. This amount, to the extent borrowed, was due on September 30, 1999 or the due date could be extended at the Company's option on a quarterly basis for a fee of 0.5% of the liquidity facility outstanding. The interest rate on the revolver and the additional $10 million is 3.5% above LIBOR on Eurodollar loans. The Company drew $10 million on the liquidity facility in April 1999.

As consideration for Amendment 7, the Company agreed to pay an amendment fee of $1.2 million upon the earlier of the prepayment in full of the credit facilities or the acceleration of the Company's obligations to repay the loans. This fee has been accrued. The Company has also agreed to pay a continuation fee on the last day of each fiscal quarter beginning with the fourth quarter of fiscal year 1999 until the obligations are paid. The continuation fee is 0.5% of all obligations outstanding on the last day of each such fiscal quarter. As further consideration, the Company pledged 65% of the shares in several foreign subsidiaries as additional collateral. The lenders also received warrants to purchase one million shares of GENICOM common stock at $1.94 per share. The warrants are callable through March 31, 2000 under certain conditions and cannot be exercised before then. Amendment 7 reduced the lenders' revolving credit commitments to $62 million at the end of the first fiscal quarter of 1999, $61 million at the end of the second fiscal quarter of 1999, $58 million at the end of the third fiscal quarter of 1999, and $52 million at the end of fiscal 1999. The amount outstanding under the revolver and liquidity facility at October 3, 1999 was $61.2 million. The balance of the revolving credit facility exceeded the borrowing base formula as of October 3, 1999.

The Company was not in compliance with several covenants and payment provisions of its credit facility at the end of the third quarter of 1999 (see Part II, Item 3). Due to restatements of the Company's first and second quarter

1999 unaudited consolidated financial statements (see note 2 to Company's unaudited consolidated financial statements), the Company has not been in compliance with its loan covenants and certain payment provisions from the end of the first quarter.

The Company is currently in negotiations with the lenders concerning the covenant and payment non-compliance and possible remedies. These remedies could include waivers, forbearance, or restructuring of the debt. The Company is currently experiencing liquidity problems and has several vendors in a past due position. Continued losses and an absence of lender support, will cause additional liquidity concerns and have a material adverse effect on the Company's ability to continue as a going concern.

If the current credit facility is refinanced or the borrowed amount is declared by the lenders to be payable on demand, the remaining unamortized deferred financing costs of $4.7 million will be adjusted in the period of refinancing or when the debt is declared payable.

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

Since 1996, the Company has been identifying and seeking to minimize its exposure to the Year 2000 problem. In 1996, the Company began expending significant funds under contracts with EDS to replace the majority of its internal computer system. During this process, the Company has required third party vendors to make representations that the components of the new systems and related software are Year 2000 compliant. The replacement equipment was scheduled to be completely installed and tested by early December 1999. The Company believed its worst case would be addressed with the new systems. Due to performance issues with the new system, certain aspects of the project have been delayed until after the end of 1999 and the contingency plan was implemented. This plan is directed at insuring that its remaining major systems which have not yet been replaced are Year 2000 compliant. Based up the representations of the Company's vendor, this work is scheduled and expected to be completed and the systems tested by the middle of December 1999. The programs which are not modified for Year 2000 compliance are not expected to have a material impact on the operations of the Company. As a result, the Company does not anticipate Year 2000 problems will materially affect its operations. The approximately $18-$20 million cost of the replacement system is being capitalized by the Company. The Company has incurred approximately $17.9 million through October 3, 1999 associated with this replacement system.

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

FORWARD LOOKING INFORMATION

GENICOM provides an array of services and products addressing different niches of the information processing industry, competing against a wide range of companies from large multinationals to small domestic entrepreneurs. Except for the historical information contained herein, the matters discussed in this 10Q include forward-looking statements that involve a number of risks and uncertainties. Terms such as "believes", "expects", "plans", "intends", "estimates", or "anticipates", and variations of such words and similar expressions are intended to identify such forward looking statements. There are certain important factors and risks, including the change in hardware and software technology, economic conditions in the North American, Western European and Asian markets, the anticipation of growth of certain market segments and the positioning of the Company's products and services in those segments, certain service customers whose business is declining, seasonality in the buying cycles of certain of the Company's customers, the timing of product announcements, the release of new or enhanced products and services, the introduction of competitive products and services by existing or new competitors, access to and development of product rights and technologies, the Company's cash needs, currency rate fluctuations, GENICOM's ability to attract and retain highly skilled technical, managerial and sales and marketing personnel, possible litigation related to the Company's operations, including litigation arising under various environmental laws, Year 2000 system issues, lending relationships, and the other risks detailed from time to time in the Company's SEC reports, including reports on Form 10K, that could cause results to differ materially from those anticipated by the statements contained herein.

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

Item 2. Changes in Securities:

Not applicable

Item. 3  Defaults Upon Senior Securities:

The Company is in default under a number of provisions of its credit facility, including:

    1. The Company has failed to pay principal and interest due under the credit facility since September 1, 1999 in the aggregate amount of $16.1 million, including $1.0 million of term loan principal, $4.1 million of required revolving credit prepayment, $8.3 million of principal of a short term loan made by the lenders in April 1999 which matured on September 30, 1999 and has not been renewed to date due to the defaults, and $2.7 million of interest.

    2. As of October 30, 1999 the Company was not in compliance with the minimum net worth covenant and the minimum earnings before interest, taxes, depreciation and amortization covenant.

    3. Losses by the Company's Italian subsidiary have had an adverse effect on that subsidiary's net worth. Genicom Corporation issued a loan to the Italian subsidiary in order to bring the subsidiary into compliance with Italian law. This loan of $0.5 million constitute an investment by the Company in an amount greater than that permitted by the credit facility.

Item 4.  Submission of Matters to a Vote of Security Holders:

Not applicable.

Item 5.  Other Information:

Not applicable

Item 6.  Exhibits and Reports on Form 8-K:

    (a)    Exhibits

              NUMBER         DESCRIPTION
              -----------    -------------------------------------------
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


                                              GENICOM Corporation
                                         ------------------------------
                                                  Registrant

Date:  November 22, 1999

                                               /s/James C. Gale
                                         ------------------------------
                                                   Signature

                                         James C. Gale
                                         Senior Vice President
                                         Finance and Chief Financial
                                         Officer

                                         (Mr. Gale is the Chief
                                         Financial Officer and has
                                         been duly authorized to sign
                                         on behalf of the Registrant)

                      GENICOM CORPORATION AND SUBSIDIARIES
                         INDEX TO EXHIBITS TO FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 3, 1999



EXHIBIT
NUMBER               DESCRIPTION                      PAGE
----------------     ----------------------------     --------------------------
27.1                 Financial Data Schedule          Filed only with EDGAR version