Form 10-Q/A
period 1999-04-04
GENICOM CORP
filed 1999-11-24
CIK 766738

================================================================================
                                   FORM 10-Q/A
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 Amendment No. 1

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

REASON FOR AMENDMENT

      The undersigned registrant hereby amends in its entirety Part I of its quarterly report on Form 10-Q for the quarterly period ended April 4, 1999.

      The Company has restated its first quarter 1999 unaudited consolidated financial statements based on the results of a physical count of its service business finished goods inventory in October 1999. The restatement has caused the Company to be in non-compliance throughout 1999 with certain covenants and payment provisions of its credit agreement, and accordingly all outstanding borrowings under the credit agreement have been classified as a current liability. See notes 2 and 7 to the unaudited consolidated financial statements included herein.

================================================================================

                                FORM 10-Q/A INDEX

                         PART I - FINANCIAL INFORMATION

Item 1.            Financial Statements

                   Consolidated Balance Sheets - April 4, 1999 (Restated) and January 3, 1999                    3

                   Consolidated Statements of (Loss) Income - Three Months Ended
                     April 4, 1999 (Restated) and March 29, 1998                                                 4

                   Consolidated Statements of Cash Flows - Three Months Ended
                    April 4, 1999 (Restated) and March 29, 1998                                                  5

                   Notes to Consolidated Financial Statements (Restated)                                    6 - 10

Item 2.            Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (Restated)                                                  11 - 16

Item 3.            Market Risk                                                                             16 - 17


                                     PART II - OTHER INFORMATION

Item 1.            Legal Proceedings                                                                            18

Item 2.            Changes in Securities                                                                        18

Item 3.            Defaults Upon Senior Securities                                                              18

Item 4.            Submission of Matters to a Vote of Security Holders                                          18

Item 5.            Other Information                                                                            18

Item 6.            Exhibits and Reports on Form 8-K                                                             18

Signatures                                                                                                      19

Index to Exhibits                                                                                              E-1

                        PART I. - FINANCIAL INFORMATION

Item 1.   Financial Statements

                      GENICOM CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                              APRIL 4,                    JANUARY 3,
(In thousands, except share data)                                               1999                         1999
                                                                         --------------------        ---------------------
                                                                             (RESTATED)
                                                                             (UNAUDITED)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                          $               5,137       $                4,894
    Accounts receivable, less allowance for
        doubtful accounts of $5,292 and $5,716                                        82,762                       83,893
    Other receivables                                                                    657                        2,714
    Inventories (note 2)                                                              47,941                       59,617
    Prepaid expenses and other assets                                                 13,064                       12,664
                                                                         --------------------        ---------------------
        TOTAL CURRENT ASSETS                                                         149,561                      163,782
Property, plant and equipment, net                                                    46,868                       45,459
Goodwill                                                                              15,034                       15,965
Intangibles and other assets                                                           6,506                        4,771
                                                                         --------------------        ---------------------
                                                                       $             217,969       $              229,977
                                                                         --------------------        ---------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of long-term debt (note 7)                         $             103,922       $                7,936
    Accounts payable and accrued expenses                                             69,110                       67,096
    Deferred income                                                                   14,791                       13,344
                                                                         --------------------        ---------------------
        TOTAL CURRENT LIABILITIES                                                    187,823                       88,376
Long-term debt, less current portion                                                                              105,000
Other non-current liabilities                                                          9,867                       11,984
                                                                         --------------------        ---------------------
        TOTAL LIABILITIES                                                            197,690                      205,360
STOCKHOLDERS' EQUITY:
    Common stock, $0.01 par value; 18,000,000 shares
        authorized, 11,609,083 and 11,581,661 shares issued
        and outstanding, respectively                                                    116                          116
    Additional paid-in capital                                                        30,411                       29,216
    Accumulated deficit                                                               (7,523)                      (2,039)
    Accumulated other comprehensive loss                                              (2,725)                      (2,676)
                                                                         --------------------        ---------------------
        TOTAL STOCKHOLDERS' EQUITY                                                    20,279                       24,617
                                                                         --------------------        ---------------------
                                                                       $             217,969       $              229,977
                                                                         --------------------        ---------------------

The accompanying notes are an integral part of these financial statements.

                      GENICOM CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF (LOSS) INCOME
                                  (Unaudited)

                                                                                 THREE MONTHS ENDED,

                                                                          APRIL 4,                    MARCH 29,
(In thousands, except per share data)                                       1999                        1998
                                                                       ----------------           ---------------
                                                                         (RESTATED)
REVENUES, NET:
    Products                                                         $          63,162          $         80,331
    Services                                                                    37,227                    41,779
                                                                       ----------------           ---------------
                                                                               100,389                   122,110
                                                                       ----------------           ---------------

OPERATING COSTS AND EXPENSES:
    Cost of revenues:
       Products                                                                 44,847                    56,960
       Services                                                                 31,679                    37,736
       Service inventory adjustment (note 2)                                     2,676
    Selling, general and administration                                         19,807                    20,271
    Engineering, research and
       product development                                                       4,067                     4,325
                                                                       ----------------           ---------------
                                                                               103,076                   119,292
                                                                       ----------------           ---------------

OPERATING (LOSS) INCOME                                                         (2,687)                    2,818
Interest expense, net                                                            2,678                     2,593
                                                                       ----------------           ---------------

(LOSS) INCOME BEFORE INCOME TAXES                                               (5,365)                      225
Income tax expense                                                                 119                        56
                                                                       ----------------           ---------------

NET (LOSS) INCOME                                                    $          (5,484)         $            169
                                                                       ----------------           ---------------


(Loss) earnings per common share (basic)                             $           (0.47)         $           0.01
                                                                       ----------------           ---------------

(Loss) earnings per common share (diluted)                           $           (0.47)         $           0.01
                                                                       ----------------           ---------------

Weighted average number of  common shares
   outstanding (basic)                                                          11,608                    11,464
                                                                       ----------------           ---------------

Weighted average number of common shares
   and dilutive shares (diluted)                                                11,608                    12,672
                                                                       ----------------           ---------------

The accompanying notes are an integral part of these financial statements.

                      GENICOM CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                        THREE MONTHS ENDED,

                                                                                 APRIL 4,                      MARCH 29,
(In thousands)                                                                     1999                          1998
                                                                            --------------------          --------------------
                                                                                (RESTATED)
Cash flows from operating activities:

    Net (loss) income                                                     $              (5,484)        $                 169
    Adjustments to reconcile net (loss) income to cash provided by operating activities:
        Depreciation                                                                      3,620                         3,477
        Amortization                                                                      1,689                         1,994
        Service inventory adjustment (note 2)                                             2,676
        Changes in assets and liabilities:
              Accounts receivable                                                         3,938                        (2,916)
              Inventories                                                                 9,640                         3,218
              Accounts payable and accrued expenses                                      (2,116)                       (3,340)
              Deferred income                                                             1,447                           528
              Other                                                                      (1,452)                           (4)
                                                                            --------------------          --------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                13,958                         3,126
                                                                            --------------------          --------------------

Cash flows from investing activities:
    Additions to property, plant and equipment                                           (4,826)                       (6,727)
    Other investing                                                                                                    (1,095)
                                                                            --------------------          --------------------
NET CASH USED IN INVESTING ACTIVITIES                                                    (4,826)                       (7,822)
                                                                            --------------------          --------------------

Cash flows from financing activities:
    Borrowings on long-term debt                                                            588                         8,521
    Payments on long-term debt                                                           (9,602)                       (2,952)
    Bank overdraft                                                                                                     (2,172)
    Financing costs                                                                         (31)                          (62)
                                                                            --------------------          --------------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                      (9,045)                        3,335
                                                                            --------------------          --------------------

Effect of exchange rate changes on cash and cash equivalents                                156                            38
                                                                            --------------------          --------------------

Net increase (decrease) in cash and cash equivalents                                        243                        (1,323)
Cash and cash equivalents at beginning of period                                          4,894                         4,622
                                                                            --------------------          --------------------
Cash and cash equivalents at end of period                                $               5,137         $               3,299
                                                                            --------------------          --------------------

The accompanying notes are an integral part of these financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       FINANCIAL STATEMENTS

         In the opinion of management, the accompanying unaudited consolidated financial statements of GENICOM Corporation and subsidiaries (the "Company" or "GENICOM") contain all adjustments (consisting only of normal recurring accruals except for the inventory adjustment discussed in note 2) necessary to present fairly the Company's consolidated financial position as of April 4, 1999, and the results of operations and cash flows for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's January 3, 1999 Annual Report on Form 10-K. The results of operations for the three months ended April 4, 1999, are not necessarily indicative of the operating results to be expected for the full year.

2.       1999 INVENTORY ADJUSTMENTS AND QUARTERLY RESTATEMENTS

         During October 1999, the Company conducted a physical count of the Enterprising Solutions Service company ("ESSC") parts and supplies finished goods inventory. During its reconciliation of the physical count to its perpetual inventory records, the Company discovered discrepancies that occurred undetected in the first and second quarters of 1999 associated with the internal transfer of parts among various locations within the Company. These discrepancies have the effect of increasing ESSC's first quarter 1999 cost of revenue and operating loss, and decreasing inventory by $2.7 million. The Company's unaudited consolidated financial statements for the first quarter of 1999 has been restated as follows:

                                                Quarter Ended
                                                April 4, 1999
                                        -------------------------------
                                           Reported         Restated
                                        ---------------   -------------
Operating loss                            $        (11)     $   (2,687)
Net loss                                  $     (2,808)     $   (5,484)
Net loss per common share                 $      (0.24)     $    (0.47)

                                                     As of
                                                 April l4, 1999
                                        ---------------   -------------
                                           Reported         Restated
                                        ---------------   -------------
Inventory                                 $     50,617      $   47,941
Accumulated deficit                       $     (4,847)     $   (7,523)

3.       INVENTORIES

         Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. Inventories consist of, in thousands:

                                         APRIL 4,           JANUARY 3,
                                           1999               1999
                                        -----------         ----------
                                        (RESTATED)
Raw Materials                         $      5,140        $     4,086
Work in process                              1,052                930
Finished goods                              41,749             54,601
                                        -----------         ----------
                                      $     47,941        $    59,617
                                        -----------         ----------

4.       EARNINGS PER SHARE

         Earnings per share are based upon the weighted average number of common shares and dilutive common share equivalents (using the treasury stock method) outstanding during the period.

                                                        Three Months Ended April 4, 1999
                                                -------------------------------------------------
                                                  Income             Shares            Per Share
                                                ------------       -----------         ----------
BASIC EPS                                       (Restated)                             (Restated)

Loss available to shareholders                $     (5,484)            11,608        $    (0.47)

Weighted shares from stock options
                                                ------------       -----------         ----------

DILUTED EPS                                   $     (5,484)            11,608        $    (0.47)
                                                ------------       -----------         ----------

                                                       Three Months Ended March 29, 1998
                                                -------------------------------------------------
BASIC EPS

Income available to shareholders              $         169            11,464        $      0.01

Weighted shares from stock options                                      1,208
                                                ------------       -----------         ----------

DILUTED EPS                                   $         169            12,672        $      0.01
                                                ------------       -----------         ----------

         For the three months ended April 4, 1999, 449,000 equivalent shares have been omitted due to their antidilutive nature.

5.       SEGMENT INFORMATION

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

                                                Three Months Ended or As of
                                               April 4,            March 29,
(in thousands)                                   1999                1998
                                              -----------         ------------
                                              (Restated)

REVENUE
Document Solutions                          $     63,162        $      80,331
Enterprising Service Solutions                    37,227               41,779
                                              -----------         ------------
                                            $    100,389        $     122,110
                                              -----------         ------------

OPERATING (LOSS) INCOME
Document Solutions                          $      1,798        $       6,276
Enterprising Service Solutions                    (4,485)              (3,458)
                                              -----------         ------------
                                            $     (2,687)       $       2,818
                                              -----------         ------------

DEPRECIATION AND AMORTIZATION
Document Solutions                          $      1,434        $       1,548
Enterprising Service Solutions                     3,588                3,540
Corporate and other                                  287                  383
                                              -----------         ------------
                                            $      5,309        $       5,471
                                              -----------         ------------

ASSETS
Document Solutions                          $     97,870        $     137,877
Enterprising Service Solutions                    83,544               91,549
Corporate and other                               36,555               23,142
                                              -----------         ------------
                                            $    217,969        $     252,568
                                              -----------         ------------

CAPITAL EXPENDITURES
Document Solutions                          $        839        $       1,065
Enterprising Service Solutions                     1,958                4,191
Corporate and other                                2,029                1,471
                                              -----------         ------------
                                            $      4,826        $       6,727
                                              -----------         ------------

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

7.       DEBT

         Due to the restatement of the Company's first quarter 1999 unaudited consolidated financial statements, the Company was not in compliance with certain loan covenants and payment provisions as of the end of the first quarter 1999. Accordingly all of the outstanding borrowings under the credit agreement have been classified as current at the end of the first quarter 1999.

         The Company is in negotiations with the lenders concerning its non-compliance with covenants and payment provisions and possible remedies. These remedies could include waivers, forbearance, or restructuring of the debt. The Company is experiencing liquidity problems and has vendors in a past due position. Continued losses and an absence of lender support, will cause additional liquidity concerns and have a material adverse effect on the Company's ability to continue as a going concern.

         If the Company's current credit facility is refinanced or the outstanding balance is declared by the lender to be payable on demand, the remaining unamortized deferred financing costs of $4.9 million as of April 4, 1999 associated with this credit facility will be adjusted in the period of refinancing or when the debt is declared payable.

8.       COMPREHENSIVE INCOME

         The Company's loss, if reported on a comprehensive basis, would be $5.5 million restated for the first quarter of 1999. The Company had an after tax loss in its foreign currency translation amount of $49,000 from January 3, 1999. For the first quarter of 1998, the foreign currency translation gain was $107,000, with an after tax gain of $80,000. The Company's comprehensive income for the first quarter of 1998 would have been $249,000.

9.       NEW ACCOUNTING PRONOUCEMENTS

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

      Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition:

Amounts in this discussion and analysis have been restated as disclosed in note 2 of the unaudited consolidated financial statements.

                              RESULTS OF OPERATIONS

-------------------------------------------------------------------------------------------------------------------
(in millions)                                                         1ST QUARTER                   1ST QUARTER

                                                                          1999          CHANGE          1998
-------------------------------------------------------------------------------------------------------------------
Revenues - Enterprising Service Solutions                             $     37.2     $    (4.6)     $     41.8

Revenues - Document Solutions                                               63.2         (17.1)           80.3
                                                                        ---------      ---------      ---------

Total Revenues                                                        $    100.4     $   (21.7)     $    122.1
                                                                        ---------      ---------      ---------
Percentage change                                                                        (17.8) %

-------------------------------------------------------------------------------------------------------------------

Revenue in the first quarter of 1999 decreased 17.8% from the first quarter of 1998 primarily due to lower supply sales related to the Texas Instruments and Digital low-end installed printer base that has significantly declined since the first quarter of 1998 and a decline in professional service revenue in the U.S. Document Solutions ("DSC") revenue was 21.3% lower than the first quarter of 1998 principally as a result of the supply sales mentioned above. Enterprising Service Solutions ("ESSC") revenue decreased 11.0% from the prior year quarter. The decrease in ESSC revenue was principally due to the lower professional services revenue in the U.S. In comparison, during the first quarter of 1998, ESSC was completing a large contract with NASDAQ. To a lesser extent, revenue for ESSC was also affected by a roll-off of selected accounts and a decision to exit certain low margin business. These declines were partially offset by increased integration business in the Canadian subsidiary.

-------------------------------------------------------------------------------------------------------------------
(in millions)                                                   1ST QUARTER                        1ST QUARTER

                                                                   1999                                1998

                                                                (RESTATED)            CHANGE
-------------------------------------------------------------------------------------------------------------------
Gross margin - Enterprising Service Solutions                 $         2.9     $       (1.1)     $         4.0

Gross margin - Document Solutions                                      18.3             (5.1)              23.4
                                                                ------------      ------------      ------------
Total gross margin                                                     21.2             (6.2)              27.4
                                                                ------------      ------------      ------------
As a % of revenue                                                      21.1 %                              22.4 %

-------------------------------------------------------------------------------------------------------------------

Gross margin, as a percent of revenue, decreased from 22.4% in the first quarter of 1998 to 21.1% in the first quarter of 1999. As a percent of revenue, gross margin for DSC was basically flat at approximately 29.0% in 1999 and first quarter of 1998. For ESSC, gross margin decreased from 9.6% for the first three months of 1998 to 7.8% for 1999. The gross margin decline was principally the result of higher material costs partially offset by better operating efficiencies in both depot and field service in the U.S.

--------------------------------------------------------------------------------------------------------------------
(in millions)                                                    1ST QUARTER                        1ST QUARTER

                                                                    1999               CHANGE           1998
--------------------------------------------------------------------------------------------------------------------
Operating expenses:

Selling, general and
    administrative                                             $        19.8     $       (0.5)     $       20.3

Engineering, research and
    product development                                                  4.1             (0.2)              4.3
                                                                 ------------      ------------      -----------
Total                                                          $        23.9     $       (0.7)     $       24.6

As a % of revenue                                                       23.8 %                             20.1 %

--------------------------------------------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------------------------------------------
(in millions)                                                     1ST QUARTER                       1ST QUARTER

                                                                     1999             CHANGE           1998
-------------------------------------------------------------------------------------------------------------------
Interest expense, net                                           $        2.7    $         0.1     $         2.6

Percentage change                                                                         3.8 %

-------------------------------------------------------------------------------------------------------------------

Interest expense increased slightly. Debt levels did not differ significantly compared to the first quarter of 1998. Interest expense is expected to increase in the second quarter of 1999 due to increased borrowing and amortization of bank fees from the amendment of the Company's credit agreement (see "Banking Arrangements").

------------------------------------------------------------------------------------------------------------------
(in millions)                                                  1ST QUARTER                        1ST QUARTER

                                                                  1999             CHANGE             1998
------------------------------------------------------------------------------------------------------------------
Income tax expense                                           $         0.1     $         0.0     $        0.1

Effective tax rate                                                     0.0%                              24.9%

------------------------------------------------------------------------------------------------------------------

The Company provided a full valuation allowance against the domestic deferred tax assets created primarily as the result of the Company's first quarter 1999 operating loss consistent with its review at the end of 1998 of the recoverability of its deferred tax assets. The recorded tax expense related to foreign income. During the first quarter of 1998, the tax rate was affected by the anticipated partial utilization of fully reserved foreign operating losses.

LIQUIDITY AND CAPITAL RESOURCES

--------------------------------------------------------------------------------------------------------------------
(in millions)                                            1ST QUARTER                         1ST QUARTER

                                                            1999                                 1998
--------------------------------------------------------------------------------------------------------------------
Cash provided by operations                            $      14.0                         $         3.1

Cash used in investing activities                             (4.8)                                 (7.8)

Cash (used in) provided by financing activities               (9.0)                                  3.3

--------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
                                                                 (RESTATED)

(in millions)                                                    1ST QUARTER                   4TH QUARTER

                                                                    1999                          1998
---------------------------------------------------------------------------------------------------------------------
Working capital                                                $       (38.3)                $       75.4

Inventories                                                             47.9                         59.6

Debt obligations                                                       103.9                        112.9

Debt to equity ratio                                                5.1 to 1                     4.6 to 1

---------------------------------------------------------------------------------------------------------------------

Cash provided by operations was $14.0 million for the first quarter of 1999 compared to $3.1 million for the first quarter of 1998. The change in cash from operations was principally due to the decreases in inventory (excluding the inventory adjustment) and accounts receivable partially offset by the Company's operating loss. The Company's working capital decreased $113.7 million as of April 4, 1999, as compared to January 3, 1999 due primarily to the following: a reclassification of long-term debt to current debt, a $9.0 million decrease in inventory resulting from the Company's inventory reduction program (excluding the inventory adjustment); a $2.0 million increase in accounts payable due to an increased aging of payables; and a $1.0 million decrease in accounts receivable directly related to the Company's lower revenue. Total debt decreased significantly from December 1998. This decrease was required as the Company's borrowing base relating to the revolving credit line declined with the reductions to inventory and accounts receivable. In early April 1999, the Company drew on its new liquidity facility to fund current liabilities (see "Banking Arrangements") bringing debt levels close to 1998 year-end levels. As of April 4, 1999, the revolving credit facility exceeded the borrowing base formula due to the inventory restatement explained in note 2.

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

The Company was not in compliance with covenants and payment provisions of its credit facility at the end of the first quarter of 1999, due to restatements of the Company's first quarter 1999 unaudited consolidated financial statements (see note 2 to the Company's unaudited consolidated financial statements).

As of November 1999, the Company is in negotiations with the lenders concerning its covenant and payment non-compliance and possible remedies. These remedies could include waivers, forbearance, or restructuring of the debt. The Company is experiencing liquidity problems and has vendors in a past due position. Continued losses and an absence of lender support will cause additional liquidity concerns and have a material adverse effect on the Company's ability to continue as a going concern.

If the Company's current credit facility is refinanced or the outstanding balance is declared by the lender to be payable on demand, the remaining unamortized deferred financing costs of $4.9 million as of April 4, 1999 associated with this credit facility will be expensed in the period of refinancing or when the debt is declared payable.

YEAR 2000

GENICOM is taking an active approach to address computer issues associated with the onset of the new Millennium specifically, the impact of the possible failure of computer systems and computer driven equipment due to the digit rollover to the year 2000. The Year 2000 problem is pervasive and complex as virtually every IT and non-IT system could be affected in some way by the rollover of the two-digit year value from 99 to 00. The issue is whether computer systems or embedded technology will properly recognize date sensitive information when the year changes to 2000. IT and non-IT systems that do not properly recognize such information could generate erroneous data or cause failures.

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

FORWARD LOOKING INFORMATION

GENICOM provides an array of services and products addressing different niches of the information processing industry, competing against a wide range of companies from large multinationals to small domestic entrepreneurs. Except for the historical information contained herein, the matters discussed in this 10Q include forward-looking statements that involve a number of risks and uncertainties. Terms such as "believes", "expects", "plans", "intends", "estimates", or "anticipates", and variations of such words and similar expressions are intended to identify such forward looking statements. There are certain important factors and risks, including the change in hardware and software technology, economic conditions in the North American, Western European and Asian markets, the anticipation of growth of certain market segments and the positioning of the Company's products and services in those segments, certain service customers whose business is declining, seasonality in the buying cycles of certain of the Company's customers, the timing of product announcements, the release of new or enhanced products and services, the introduction of competitive products and services by existing or new competitors, access to and development of product rights and technologies, the management of growth, the Company's cash needs and relationship with its lenders, GENICOM's ability to attract and retain highly skilled technical, managerial and sales and marketing personnel, possible litigation related to the Company's operations, including litigation arising under various environmental laws, and the other risks detailed from time to time in the Company's SEC reports, including reports on Form 10K, that could cause results to differ materially from those anticipated by the statements contained herein.

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

Item 6.  Exhibits and Reports on Form 8-K:

     (a)      Exhibits


                 NUMBER            DESCRIPTION
                 -------------     ---------------------------------------------
                 27.1              Financial Data Schedule (Restated)

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


                                                 GENICOM Corporation
                                         -------------------------------------
                                                      Registrant

Date:  November 24, 1999

                                                   /s/James C. Gale
                                         -------------------------------------
                                                      Signature

                                         James C. Gale
                                         Senior Vice President Finance and
                                         Chief Financial Officer

                                         (Mr. Gale is the Chief Financial
                                         Officer and has been duly
                                         authorized to sign on behalf of the
                                         Registrant)

                      GENICOM CORPORATION AND SUBSIDIARIES

                        INDEX TO EXHIBITS TO FORM 10-Q/A

                  FOR THE QUARTERLY PERIOD ENDED APRIL 4, 1999



EXHIBIT
NUMBER            DESCRIPTION                              PAGE
--------------    -------------------------------------    ---------------------
27.1              Financial Data Schedule (Restated)       Filed only with
                                                           EDGAR version