Form 10-Q/A
period 1999-07-04
GENICOM CORP
filed 1999-11-24
CIK 766738

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---
     As of July 30, 1999, there were 11,683,174 shares of Common Stock of the Registrant outstanding.

REASON FOR AMENDMENT

     The undersigned registrant hereby amends in its entirety Part I of its quarterly report on Form 10-Q for the quarterly period ended July 4, 1999.

     The Company has restated its first and second quarter financial statements based on the results of a physical count of its service finished goods business inventory in October 1999. The restatement has caused the Company to be in non-compliance throughout 1999 with certain covenants and payment provisions of its credit agreement, and accordingly all outstanding borrowings under the credit agreement have been classified as a current liability. See notes 2 and 7 to the financial statements included herein.

================================================================================

                                FORM 10-Q/A INDEX

                         PART I - FINANCIAL INFORMATION


Item 1.     Financial Statements

            Consolidated Balance Sheets - July 4, 1999 (Restated) and January 3, 1999                 3

            Consolidated Statements of Operations - Three and Six Months Ended
              July 4, 1999 (Restated) and June 28, 1998                                               4

            Consolidated Statements of Cash Flows - Three and Six Months Ended
              July 4, 1999 (Restated) and June 28, 1998                                               5

            Notes to Consolidated Financial Statements (Restated)                                6 - 10

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (Restated)                                              11 - 16

Item 3.     Market Risk                                                                              17

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                                                        17

Item 2.     Changes in Securities                                                                    17

Item 3.     Defaults Upon Senior Securities                                                          17

Item 4.     Submission of Matters to a Vote of Security Holders                                 17 - 18

Item 5.     Other Information                                                                        18

Item 6.     Exhibits and Reports on Form 8-K                                                         18

Signatures                                                                                           19

Index to Exhibits                                                                                   E-1

                         PART I. - FINANCIAL INFORMATION

Item 1.   Financial Statements

                      GENICOM CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                        JULY 4,          JANUARY 3,
(In thousands, except share data)                                        1999                1999
                                                                     -----------          ----------
                                                                     (UNAUDITED)
                                                                      (RESTATED)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                       $      8,228          $    4,894
    Accounts receivable, less allowance for
        doubtful accounts of $5,141 and $5,716                            78,514              83,893
    Other receivables                                                        340               2,714
    Inventories (note 2)                                                  45,864              59,617
    Prepaid expenses and other assets                                     13,126              12,664
                                                                     -----------           ----------
        TOTAL CURRENT ASSETS                                             146,072             163,782
Property, plant and equipment, net                                        45,784              45,459
Goodwill                                                                  14,218              15,965
Intangibles and other assets                                               5,891               4,771
                                                                     -----------           ----------
                                                                    $    211,965          $  229,977
                                                                     ===========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of long-term debt (note 7)                      $    108,620          $    7,936
    Accounts payable and accrued expenses                                 60,920              67,096
    Deferred income                                                       13,412              13,344
                                                                     -----------           ----------
        TOTAL CURRENT LIABILITIES                                        182,952              88,376
Long-term debt, less current portion                                                         105,000
Other non-current liabilities                                             11,863              11,984
                                                                     -----------           ----------
        TOTAL LIABILITIES                                                194,815             205,360
                                                                     -----------           ----------
STOCKHOLDERS' EQUITY:
    Common stock, $0.01 par value; 18,000,000 shares
        authorized, 11,646,040 and 11,581,661 shares issued
        and outstanding, respectively                                        116                 116
    Additional paid-in capital                                            30,465              29,216
    Accumulated deficit                                                  (10,510)             (2,039)
    Accumulated other comprehensive loss                                  (2,921)             (2,676)
                                                                     -----------           ----------
        TOTAL STOCKHOLDERS' EQUITY                                        17,150              24,617
                                                                     -----------           ----------
                                                                    $    211,965          $  229,977
                                                                     ===========           ==========


The accompanying notes are an integral part of these financial statements.

                      GENICOM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   THREE MONTHS ENDED,              SIX MONTHS ENDED,
                                                                  JULY 4,       JUNE 28,        JULY 4,        JUNE 28,
(In thousands, except per share data)                              1999           1998            1999           1998
                                                                ----------      ---------      ----------      ---------
                                                                (RESTATED)                     (RESTATED)
REVENUES, NET:
    Products                                                  $    66,671     $   74,681     $   129,833     $  155,012
    Services                                                       35,444         37,369          72,671         79,148
                                                                ----------      ---------      ----------      ---------
                                                                  102,115        112,050         202,504        234,160
                                                                ----------      ---------      ----------      ---------

OPERATING COSTS AND EXPENSES:
    Cost of revenues:
       Products                                                    49,287         53,691          94,134        110,651
       Services                                                    28,997         35,017          60,676         72,753
       Service inventory adjustment (note 2)                          977                          3,653
    Selling, general and administration                            18,695         21,782          38,502         42,053
    Engineering, research and
       product development                                          4,315          4,099           8,382          8,424
   Write-off of goodwill                                                          15,000                         15,000
                                                                ----------      ---------      ----------      ---------
                                                                  102,271        129,589         205,347        248,881
                                                                ----------      ---------      ----------      ---------

OPERATING LOSS                                                       (156)       (17,539)         (2,843)       (14,721)
Interest expense, net                                               2,937          2,737           5,615          5,330
                                                                ----------      ---------      ----------      ---------

LOSS BEFORE INCOME TAXES                                           (3,093)       (20,276)         (8,458)       (20,051)
Income tax (benefit) expense                                         (106)        (5,470)             13         (5,414)
                                                                ----------      ---------      ----------      ---------

NET LOSS                                                      $    (2,987)    $  (14,806)    $    (8,471)    $  (14,637)
                                                                ==========      =========      ==========      =========

Loss per common share (basic)                                 $     (0.26)    $    (1.28)    $     (0.73)    $    (1.27)
                                                                ==========      =========      ==========      =========

Loss per common share (diluted)                               $     (0.26)    $    (1.28)    $     (0.73)    $    (1.27)
                                                                ==========      =========      ==========      =========

Weighted average number of  common shares
   outstanding (basic)                                             11,642         11,555          11,626         11,510
                                                                ==========      =========      ==========      =========

Weighted average number of common shares
   and dilutive shares (diluted)                                   11,642         11,555          11,626         11,510
                                                                ==========      =========      ==========      =========


The accompanying notes are an integral part of these financial statements.

                      GENICOM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     SIX MONTHS ENDED,
                                                                   JULY 4,      JUNE 28,
(In thousands)                                                      1999         1998
                                                                 ----------     --------
                                                                 (RESTATED)
Cash flows from operating activities:
    Net loss                                                    $   (8,471)    $(14,637)
    Adjustments to reconcile net loss to cash provided
      by operating activities:
        Depreciation                                                 6,800        7,116
        Amortization                                                 3,542        4,274
        Service inventory adjustment (note 2)                        3,653
        Write-off of goodwill                                                    15,000
        Changes in assets and liabilities:
              Accounts receivable                                    8,503        4,637
              Inventories                                           11,769       (1,330)
              Accounts payable and accrued expenses                 (8,801)      (4,470)
              Deferred income                                           68       (1,534)
              Other                                                   (953)      (4,834)
                                                                 ----------     --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                           16,110        4,222
                                                                 ----------     --------

Cash flows from investing activities:
    Additions to property, plant and equipment                      (8,297)     (12,110)
    Other investing                                                    (92)      (1,638)
                                                                 ----------     --------
NET CASH USED IN INVESTING ACTIVITIES                               (8,389)     (13,748)
                                                                 ----------     --------

Cash flows from financing activities:
    Borrowings on long-term debt                                    11,409       21,613
    Payments on long-term debt                                     (15,725)      (7,792)
    Bank overdraft                                                               (2,172)
    Financing costs                                                    (94)         (73)
                                                                 ----------     --------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                 (4,410)      11,576
                                                                 ----------     --------

Effect of exchange rate changes on cash and cash equivalents            23         (123)
                                                                 ----------     --------

Net increase in cash and cash equivalents                            3,334        1,927
Cash and cash equivalents at beginning of period                     4,894        4,622
                                                                 ----------     --------
Cash and cash equivalents at end of period                      $    8,228     $  6,549
                                                                 ==========     ========

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

2.   1999 INVENTORY ADJUSTMENTS AND QUARTERLY RESTATEMENTS

     During October 1999, the Company conducted a physical count of the Enterprising Solutions Service company ("ESSC") parts and supplies finished goods inventory. During its reconciliation of the physical count to its perpetual inventory records, the Company discovered discrepancies that occurred undetected in the first and second quarters of 1999 associated with the internal transfer of parts among various locations within the Company. These discrepancies have the effect of increasing ESSC's cost of revenue and operating loss $2.7 million and $1.0 million for the first and second quarters of 1999, respectively. The Company's unaudited consolidated financial statements for the second quarter and six months of 1999 have been restated as follows:


                                       Quarter Ended                      Six Months Ended
                                        July 4, 1999                        July 4, 1999
                              ---------------------------------    ------------------------------
                                  Reported          Restated         Reported         Restated
                              ----------------   --------------    -------------    -------------
Operating income (loss)       $           821    $        (156)    $        810     $     (2,843)
Net loss                      $        (2,010)   $      (2,987)    $     (4,818)    $     (8,458)
Net loss per common share     $         (0.17)   $       (0.26)    $      (0.41)    $      (0.73)


                                           As of
                                        July 4, 1999
                              ---------------------------------
                                  Reported          Restated
                              ----------------   --------------
Inventory                     $        49,517    $      45,864
Accumulated deficit           $        (6,857)   $     (10,510)


3.   INVENTORIES

     Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. Inventories consist of, in thousands:

                           JULY 4,            JANUARY 3,
                            1999                1999
                      -----------------   ----------------
                         (RESTATED)
Raw materials         $          4,634    $         4,086
Work in process                    814                930
Finished goods                  40,416             54,601
                      -----------------   ----------------
                      $         45,864    $        59,617
                      =================   ================


4.          EARNINGS PER SHARE

            Earnings per share are based upon the weighted average number of common shares and dilutive common share equivalents (using the treasury stock method) outstanding during the period.


                                                         Three Months Ended July 4, 1999
                                                -----------------------------------------------
                                                   Loss              Shares         Per Share
                                                --------------   -------------    -------------
BASIC EPS                                       (Restated)                          (Restated)

Loss available to shareholders                  $      (2,987)         11,642     $      (0.26)

Weighted shares from stock options
                                                --------------   -------------    -------------
DILUTED EPS                                     $      (2,987)         11,642     $      (0.26)
                                                --------------   -------------    -------------

                                                         Three Months Ended June 28, 1998
                                                -----------------------------------------------
                                                   Loss              Shares         Per Share
                                                --------------   -------------    -------------
BASIC EPS

Loss available to shareholders                  $     (14,806)         11,555     $      (1.28)

Weighted shares from stock options
                                                --------------   -------------    -------------
DILUTED EPS                                     $     (14,806)         11,555     $      (1.28)
                                                --------------   -------------    -------------

                                                          Six Months Ended July 4, 1999
                                                -----------------------------------------------
                                                   Loss             Shares          Per Share
                                                --------------   -------------    -------------
BASIC EPS                                       (Restated)                          (Restated)
Loss available to shareholders                  $      (8,471)         11,626     $      (0.73)

Weighted shares from stock options
                                                --------------   -------------    -------------
DILUTED EPS                                     $      (8,471)         11,626     $      (0.73)
                                                --------------   -------------    -------------

                                                          Six Months Ended June 28, 1998
                                                -----------------------------------------------
                                                   Loss             Shares          Per Share
                                                --------------   -------------    -------------
BASIC EPS

Loss available to shareholders                  $     (14,637)         11,510     $      (1.27)

Weighted shares from stock options
                                                --------------   -------------    -------------
DILUTED EPS                                     $     (14,637)         11,510     $      (1.27)
                                                --------------   -------------    -------------


     For the three months ended July 4, 1999 and June 28, 1998, 273,000 and 1,041,000 equivalent shares, respectively, have been omitted due to their antidilutive nature. For the six months ended July 4, 1999 and June 28, 1998, 365,000 and 1,147,000 equivalent shares, respectively, have been omitted due to their antidilutive nature.

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


                                              Six Months Ended or As of
                                            July 4,              June 28,
(in thousands)                               1999                  1998
                                       -----------------     ----------------
                                          (Restated)

REVENUE
Document Solutions                    $         129,833     $        155,012
Enterprising Service Solutions                   72,671               79,148
                                       -----------------     ----------------
                                      $         202,504     $        234,160
                                       -----------------     ----------------

OPERATING (LOSS) INCOME
Document Solutions                    $           4,086     $          2,074
Enterprising Service Solutions                   (6,929)             (16,795)
                                       -----------------     ----------------
                                      $          (2,843)    $        (14,721)
                                       -----------------     ----------------

DEPRECIATION AND AMORTIZATION
Document Solutions                    $           2,777     $          3,416
Enterprising Service Solutions                    6,054                7,204
Corporate and other                               1,511                  770
                                       -----------------     ----------------
                                      $          10,342     $         11,390
                                       -----------------     ----------------

ASSETS
Document Solutions                    $          98,906     $        129,387
Enterprising Service Solutions                   77,329               81,532
Corporate and other                              35,730               32,067
                                       -----------------     ----------------
                                      $         211,965     $        242,986
                                       -----------------     ----------------

CAPITAL EXPENDITURES
Document Solutions                    $           1,783     $          2,007
Enterprising Service Solutions                    3,999                6,937
Corporate and other                               2,515                3,166
                                       -----------------     ----------------
                                      $           8,297     $         12,110
                                       -----------------     ----------------


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

7.   DEBT

     Due to the restatement of the Company's first and second quarter 1999 unaudited consolidated financial statements (see note 2), the Company was in not in compliance with certain provisions of its credit facility as of the end of the first and second quarters of 1999. At July 4, 1999, due to the inventory restatements, the Company had borrowed in excess of its borrowing base approximately $0.4 million. All of the outstanding borrowings under the credit agreement have been classified as current liabilities at the end of the second quarter of 1999.

     The Company is in negotiations with the lenders concerning its non-compliance with certain provisions and possible remedies. These remedies could include waivers, forbearance, or restructuring of the debt. The Company is experiencing liquidity problems and has vendors in a past due position. Continued losses and an absence of lender support, will cause additional liquidity concerns and have a material adverse effect on the Company's ability to continue as a going concern.

     If the Company's current credit facility is refinanced or the outstanding balance is declared by the lender to be payable on demand, the remaining unamortized deferred financing costs of $4.8 million as of July 4, 1999 associated with this credit facility will be adjusted in the period of refinancing or when the debt is declared payable.

8.   COMPREHENSIVE INCOME

     The Company's loss, if reported on a comprehensive basis, would be as follows:

                                          Three Months Ended                          Six Months Ended
                               ----------------------------------------  ---------------------------------------
                                    July 4,              June 28,             July 4,             June 28,
                                      1999                 1998                 1999                1998
                               -------------------  -------------------  -------------------  ------------------
                                   (Restated)                                (Restated)
Reported loss                  $           (2,987)  $          (14,806)  $           (8,471)  $         (14,637)
Foreign currency translation                 (196)                (212)                (245)               (105)
Tax benefit                                                        (53)                                     (26)
                               -------------------  -------------------  -------------------  ------------------
Comprehensive loss             $           (3,183)  $          (14,965)  $           (8,716)  $         (14,716)
                               -------------------  -------------------  -------------------  ------------------

9.   NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company will be required to adopt this new accounting standard in the third fiscal quarter of 2000. Management does not anticipate early adoption. The Company believes that the effect of adoption of SFAS No. 133 will not be material.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition:

Amounts in this discussion and analysis have been restated as disclosed in note 2 of the unaudited consolidated financial statements.

                              RESULTS OF OPERATIONS


===================================================================================================================================
                                                          THREE MONTHS ENDED                             SIX MONTHS ENDED
                                            ------------------------------------------    ------------------------------------------
                                               2ND QTR.                       2ND QTR.       2ND QTR.                     2ND QTR.
(in millions)                                    1999          CHANGE          1998           1999          CHANGE          1998
------------------------------------------------------------------------------------------------------------------------------------
Revenues - Enterprising Service Solutions   $      35.4    $      (2.0)     $     37.4    $      72.7    $      (6.5)     $     79.2

Revenues - Document Solutions                      66.7           (8.0)           74.7          129.8          (25.2)          155.0
                                            -----------     ----------      ----------    -----------    -----------      ----------
Total Revenues                              $     102.1    $     (10.0)     $    112.1    $     202.5    $     (31.7)     $    234.2
                                            -----------     ----------      ----------    -----------    -----------      ----------
Percentage change                                                 (8.9)%                                       (13.5)%
===================================================================================================================================


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

==================================================================================================================================
                                                         THREE MONTHS ENDED                           SIX MONTHS ENDED
                                               ----------------------------------------     -------------------------------------
                                                 (Restated)                                 (Restated)
                                                  2ND QTR.                     2ND QTR.       2ND QTR.                   2ND QTR.
(in millions)                                     1999           CHANGE        1998           1999         CHANGE          1998
----------------------------------------------------------------------------------------------------------------------------------
Gross margin - Enterprising Service Solutions  $       5.4     $       3.0   $      2.4     $      8.3   $       1.9   $      6.4
Gross margin - Document Solutions                     17.4            (3.6)        21.0           35.7          (8.7)        44.4
                                               ----------------------------------------------------------------------------------
Total gross margin                             $      22.8     $      (0.6)  $     23.4     $     44.0   $      (6.8)  $     50.8
                                               -----------     -----------   ----------     ----------   -----------   ----------
As a % of revenue                                     22.3 %                       20.8 %         21.7 %                     21.7 %
==================================================================================================================================


Gross margin, as a percent of revenue, increased from 20.8% in the second quarter of 1998 to 22.3% in the second quarter of 1999. As a percent of revenue, gross margin for DSC declined to 26.1% in the second quarter of 1999 from 28.1% in the second quarter of 1998. DSC's gross margin percentage decrease was basically the result of a change in sales mix with a reduction in supply sales, the higher than normal sales of pass though products at very low margin and the weak EURO in Europe. For ESSC, gross margin increased from 6.3% for the second quarter of 1998 to 15.4% for 1999. The gross margin improvement was principally the result of better operating efficiencies in both off-site and on-site service in the U.S.

For the first six months of 1999, gross margin as a percent of revenue, remained flat as compared to 1998. DSC's gross margin was lower by 1.6% due to the reasons mentioned above. ESSC's gross margin was higher by 6.4% principally due to the better operating efficiencies in the U.S., partially offset by the effect of inventory adjustments.

=================================================================================================================================
                                           THREE MONTHS ENDED                                     SIX MONTHS ENDED
                               ----------------------------------------------    ------------------------------------------------
                               2ND QTR.                           2ND QTR.         2ND QTR.                          2ND QTR.
(in millions)                    1999             CHANGE            1998             1999              CHANGE          1998
---------------------------------------------------------------------------------------------------------------------------------
Operating expenses:

Selling, general and
    administrative             $        18.7    $        (3.1)   $        21.8    $        38.5    $        (3.6)   $        42.1
Engineering, research and
    product development                  4.3              0.2              4.1              8.4              0.0              8.4
Write-off of goodwill                                   (15.0)            15.0                             (15.0)            15.0
                               -------------    -------------    -------------    -------------    -------------    -------------
Total                          $        23.0    $       (17.9)   $        40.9    $        46.9    $       (18.6)   $        65.5

As a % of revenue                       22.5 %                            36.5 %           23.2 %                            28.0 %
=================================================================================================================================

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

================================================================================================================================
                                       THREE MONTHS ENDED                                       SIX MONTHS ENDED
                        -------------------------------------------------        -----------------------------------------------
                           2ND QTR.                              2ND QTR.          2ND QTR.                             2ND QTR.
(in millions)              1999                CHANGE            1998               1999              CHANGE            1998
--------------------------------------------------------------------------------------------------------------------------------

Interest expense, net     $    2.9             $  0.2            $   2.7           $   5.6            $   0.3           $   5.3

Percentage change                                 7.4 %                                                   5.7 %
================================================================================================================================

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

=============================================================================================================
                                  THREE MONTHS ENDED                                SIX MONTHS ENDED
                      ------------------------------------------     ----------------------------------------
                       2ND QTR.                       2ND QTR.        2ND QTR.                     2ND QTR.
(in millions)            1999           CHANGE          1998            1999         CHANGE          1998
-------------------------------------------------------------------------------------------------------------

Income tax benefit     $   (0.1)        $   5.4       $   (5.5)        $    0.0      $  5.4         $   (5.4)

Effective tax rate          4.7%                          27.0%             0.0%                        27.0%

=============================================================================================================

During the second quarter of 1999, the Company provided a full valuation allowance against the domestic deferred tax assets created as the result of the Company's current operating loss consistent with its review at the end of 1998 of the recoverability of its deferred tax assets. The recorded tax benefit was related to foreign losses, partially offsetting earlier foreign income tax expense. During the second quarter of 1998, the tax rate was affected by the anticipated partial utilization of fully reserved foreign operating losses and the tax benefits associated with the goodwill write-off. For the first six months of 1999, deferred tax assets were fully offset by a valuation allowance compared to 1998 when a tax benefit was recorded related to the write-off of goodwill.

LIQUIDITY AND CAPITAL RESOURCES

===============================================================================
                                                           SIX MONTHS ENDED
                                                  -----------------------------
(in millions)                                       2ND QTR.          2ND QTR.
                                                      1999              1998
-------------------------------------------------------------------------------

Cash provided by operations                         $   16.1         $    4.2

Cash used in investing activities                       (8.4)           (13.7)

Cash (used in) provided by financing activities         (4.4)            11.6

===============================================================================

===============================================================================
                                         (RESTATED)
(in millions)                           2ND QUARTER               4TH QUARTER
                                           1999                        1998
-------------------------------------------------------------------------------

Working capital                        $    (36.9)               $    75.4

Inventories                                  45.9                     59.6

Debt obligations                            108.6                    112.9

Debt to equity ratio                     6.3 to 1                 4.6 to 1

===============================================================================

Cash provided by operations was $16.1 million for the first six months of 1999 compared to $4.2 million in the first half of 1998. The increase in cash from operations was principally due to the decreases in inventory (excluding the inventory adjustment) and accounts receivable partially offset by the Company's operating loss. The Company's working capital decreased $112.3 million as of July 4, 1999, as compared to January 3, 1999 due primarily to the following: a reclassification of debt to current debt; a $10.1 million decrease in inventory (excluding the inventory adjustment) resulting from the Company's inventory reduction program; a $6.2 million decrease in accounts payable; a $7.8 million decrease in trade and other accounts receivable directly related to the Company's lower revenue, and a $3.3 million increase in cash, primarily in Europe. Debt decreased from

December 1998. This decrease was required as the Company's borrowing base relating to the revolving credit line declined with the reductions to inventory and accounts receivable. This reduction of borrowing base was partially offset by a liquidity facility available in April 1999. In early April, the Company drew on its new liquidity facility to fund current liabilities (see "Banking Arrangements"). As of July 4, 1999, the revolving credit facility exceeded the borrowing base formula due to the inventory restatement.

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

Due to the first and second quarter 1999 restatement of the inventory, the Company was not in compliance with loan covenant and payment provisions of its credit facility from the end of the first quarter of 1999 (see note 2 to the Company's unaudited consolidated financial statements).

As of November 1999, the Company is in negotiations with the lenders concerning its non-compliance and possible remedies. These remedies could include waivers, forbearances, or restructuring of the debt. The Company is also experiencing liquidity problems and has several vendors in a past due position. Continued losses and an absence of lender support, will cause additional liquidity concerns and have a material adverse effect on the Company's ability to continue as a going concern.

If the Company's current credit facility is refinanced or the outstanding balance is declared by the lender to be payable on demand, the remaining unamortized deferred financing costs of $4.8 million as of July 4, 1999 associated with this credit facility will be adjusted in the period of refinancing or when the debt is declared payable.

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

Item 5. Other Information:

Not applicable

Item 6.  Exhibits and Reports on Form 8-K:

      (a)         Exhibits

    NUMBER                 DESCRIPTION
    ------------------     ---------------------------------
    27.1                   Financial Data Schedule (Restated)

      (b)         Reports on Form 8-K:

                  Not applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          GENICOM Corporation
                                   ------------------------------------
                                               Registrant

Date:  November 24, 1999

                                           /s/James C. Gale
                                   ------------------------------------
                                                Signature

                                James C. Gale
                                Senior Vice President Finance and
                                Chief Financial Officer

                                (Mr. Gale is the Chief Financial
                                Officer and has been duly
                                authorized to sign on behalf of the
                                Registrant)

                      GENICOM CORPORATION AND SUBSIDIARIES

                        INDEX TO EXHIBITS TO FORM 10-Q/A

                   FOR THE QUARTERLY PERIOD ENDED JULY 4, 1999

EXHIBIT
NUMBER                DESCRIPTION                            PAGE
------------------    ------------------------------------   ------------
27.1                  Financial Data Schedule (Restated)     Filed only
                                                             with EDGAR version