Form 10-Q/A
period 1999-10-03
GENICOM CORP
filed 1999-12-15
CIK 766738

===============================================================================
                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

REASON FOR AMENDMENT

        The undersigned registrant hereby amends Part I, Item 1 of its quarterly report on Form 10-Q for the quarterly period ended October 3, 1999.

        The Company has discovered a typographical error in it Consolidated Balance Sheets. $105,000,000 in Long-term Debt was included in the Balance Sheet as of October 3, 1999 in error and excluded from the Balance Sheet as of January 3, 1999. The Balance Sheets have been corrected to reflect the debt in the correct reporting period.
===============================================================================

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

Index to Exhibits                                                                         E-1


                         PART I. - FINANCIAL INFORMATION

Item 1.   Financial Statements

                      GENICOM CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                          OCTOBER 3,            JANUARY 3,
(In thousands, except share data)                            1999                  1999
                                                         --------------       ---------------
                                                          (UNAUDITED)
                                                           (AMENDED)             (AMENDED)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                           $  10,527              $   4,894
    Accounts receivable, less allowance for
        doubtful accounts of $4,162 and $5,716             72,091                 83,893
    Other receivables                                       1,406                  2,714
    Inventories (note 2)                                   40,563                 59,617
    Prepaid expenses and other assets                       2,137                 12,664
                                                        ---------              ---------
        TOTAL CURRENT ASSETS                              126,724                163,782
Property, plant and equipment, net                         44,228                 45,459
Goodwill                                                   13,139                 15,965
Intangibles and other assets                                7,391                  4,771
                                                        ---------              ---------
                                                        $ 191,482              $ 229,977
                                                        =========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of long-term debt (note 5)          $ 111,873              $   7,936
    Accounts payable and accrued expenses                  68,255                 67,096
    Deferred income                                        12,269                 13,344
                                                        ---------              ---------
        TOTAL CURRENT LIABILITIES                         192,397                 88,376
Long-term debt, less current portion                                             105,000
Other non-current liabilities                               9,554                 11,984
                                                        ---------              ---------
        TOTAL LIABILITIES                                 201,951                205,360
                                                        ---------              ---------
STOCKHOLDERS' EQUITY:
    Common stock, $0.01 par value; 18,000,000 shares
        authorized, 11,683,174 and 11,581,661 shares
        issued and outstanding, respectively                  117                    116
    Additional paid-in capital                             30,512                 29,216
    Accumulated deficit                                   (38,398)                (2,039)
    Accumulated other comprehensive loss                   (2,700)                (2,676)
                                                        ---------              ---------
        TOTAL STOCKHOLDERS' EQUITY                        (10,469)                24,617
                                                        ---------              ---------
                                                        $ 191,482              $ 229,977
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

Date:  December 15, 1999

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